Form 10QSB
period 2005-03-31
Northside Bancshares, Inc.
filed 2005-06-20
CIK 1319087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___to___

Commission File No. 333-123386

NORTHSIDE BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Georgia (State of Incorporation)	31-1840578 (I.R.S. Employer Identification Number)

7741 Adairsville Highway
Adairsville, Georgia 30103
(Address of Principal Executive Offices)

(770) 773-7300
(Issuer’s Telephone Number, Including Area Code)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

     As of June 15, 2005, there were 10 shares of the issuer’s common stock outstanding.

     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHSIDE BANCSHARES, INC.
(A Development Stage Corporation)
Balance Sheet
(unaudited)

March 31, 2005

Assets
Cash	$22,901
Deferred offering expenses	8,205
Equipment	2,850
Other assets	6,506

$40,462

Liabilities and Stockholder’s Deficit
Accounts payable and accrued expenses	$33,495
Line of credit	227,094

Total liabilities	260,589

Stockholder’s deficit:
Preferred stock, no par value, 10,000,000 shares authorized and no shares issued and outstanding	—
Common stock, $1 par value; 10,000,000 shares authorized 10 shares issued and outstanding	10
Common stock subscription receivable	(100)
Additional paid-in capital	90
Deficit accumulated during the development stage	(220,127)

Total stockholder’s deficit	(220,127)

$40,462

See accompanying notes to unaudited financial statements.

NORTHSIDE BANCSHARES, INC.
(A Development Stage Corporation)
Statements of Operations
(unaudited)

For the Three Months Ended March 31, 2005
and the Period from August 3 (inception) to March 31, 2005

	Three Months Ended	Cumulative Through
	March 31, 2005	March 31, 2005
Expenses:
Legal and consulting	$11,850	61,850
Salaries and benefits	72,569	96,833
Filing fees	—	20,100
Other operating	17,251	41,344

Net loss	$(101,670)	(220,127)

See accompanying notes to unaudited financial statements.

NORTHSIDE BANCSHARES, INC.
(A Development Stage Corporation)
Statements of Cash Flows
(unaudited)

For the Three Months Ended March 31, 2005
and the Period from August 3 (inception) to March 31, 2005

	Three Months Ended	Cumulative Through
	March 31, 2005	March 31, 2005
Cash flows from operating activities:
Net loss	$(101,670)	(220,127)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in other assets	(6,506)	(6,506)
Change in accounts payable and accrued expenses	14,767	33,495

Net cash used by operating activities	(93,409)	(193,138)

Cash flows from investing activities consisting of purchases of equipment	(2,850)	(2,850)

Cash flows from financing activities:
Proceeds from line of credit	126,450	227,094
Deferred offering expenses	(8,205)	(8,205)

Net cash provided by financing activities	118,245	218,889

Net change in cash and cash equivalents	21,986	22,901

Cash and cash equivalents at beginning of period	915	—

Cash and cash equivalents at end of period	$22,901	22,901

Supplemental disclosure of cash paid for interest	$1,450	2,094

See accompanying notes to unaudited financial statements.

NORTHSIDE BANCSHARES, INC.
(A Development Stage Corporation)
Notes to Financial Statements

(1)	Organization

Northside Bancshares, Inc., (the “Company”) was incorporated for the purpose of becoming a bank holding company. The Company intends to acquire 100% of the outstanding common stock of Northside Bank (in Organization) (the “Bank”), which will operate in Adairsville, Bartow County, Georgia. The organizers of the Bank filed an application to charter the Bank with the Georgia Department of Banking and Finance on December 23, 2004 and an application for deposit insurance for the Bank with the Federal Deposit Insurance Corporation. In addition, the Company will file an application to serve as the holding company for the Bank with the board of Governors for the Federal Reserve System. Provided that the application is timely approved and necessary capital is raised, it is expected that operations will commence in the third quarter of 2005.

The Company was incorporated on January 6, 2005 and organizing activities and expenditures associated with organization commenced August 3, 2004. The accompanying financial statements reflect all transactions from August 3, 2004 through March 31, 2005. Operations through March 31, 2005, relate primarily to expenditures by the Company and the organizers for incorporating and organizing the Company. All expenditures by the organizers and the Company are considered expenditures of the Bank.

The Company plans to raise between $10,600,000 and $15,000,000 through an offering of its common stock at $10 per share. The organizers and directors expect to subscribe for a minimum of approximately $3,600,000 (360,000 shares) of the Company’s stock.

In connection with the Company’s formation and initial offering, warrants to purchase shares of common stock at $10.00 per share will be issued to the organizers. The organizers will receive warrants to purchase one share of common stock for each share they purchase. The warrants expire ten years after the date of grant. The Company also intends to reserve 225,000 shares of its common stock for issuance under a stock option plan.

(2)	Summary of Significant Accounting Policies

Organization Costs

Costs incurred for the organization of the Company and the Bank (consisting principally of legal, accounting, consulting and incorporation fees) are being expensed as incurred.

Deferred Offering Expenses

Costs incurred in connection with the stock offering, consisting of direct, incremental costs of the offering, are being deferred and will be offset against the proceeds of the stock sale as a charge to additional paid in capital.

Pre-Opening Expenses

Costs incurred for overhead and other operating expenses are included in the current period’s operating results.

Item 2. Management’s Plan of Operation

The purpose of the following discussion is to address information relating to the plan of operations of Northside Bancshares, Inc. that may not be readily apparent from the unaudited financial statements and notes thereto, which begin on page 1 of this Report. This discussion should be read in conjunction with the information provided in our unaudited financial statements and notes thereto.

General

During the period ended March 31, 2005, we were in the development stage. We anticipate that we will begin our banking operations in the third quarter of 2005. Northside Bancshares was incorporated on January 6, 2005 to serve as a holding company for Northside Bank (in organization). During the quarter ended March 31, 2005, our main activities were:

•	seeking, interviewing and selecting our officers;

•	preparing our business plan;

•	applying for a state bank charter under the laws of the State of Georgia;

•	applying for FDIC deposit insurance;

•	preparation of the sites for our banking facility in Adairsville, Georgia and selection of the site for our branch office in Cartersville, Georgia; and

•	raising equity capital through an initial public offering.

On May 9, 2005, we began an initial public offering of a minimum of 1,060,000 shares and a maximum of 1,500,000 shares of the common stock of Northside Bancshares. The initial public offering is scheduled to expire on August 7, 2005.

Financial Results

From January 1, 2005 through March 31, 2005, our net loss amounted to $ 101,670. Our financial statements and related notes, which are included in this Report, provide additional information relating to the discussion of our financial condition.

We anticipate completing our organizational activities and beginning our banking operations in the third quarter of 2005. We will incur substantial expenses in establishing our banking subsidiary, Northside Bank, as a going concern, and we can give you no assurance that we will be profitable or that future earnings, if any, will meet the levels prevailing in the banking industry. Typically new banks are not profitable in their first year of banking operations and, in some cases are not profitable for several years. Our future results will be determined primarily by our ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income, and to control non-interest expenses. Since interest rates will be determined by market forces and economic conditions beyond our control, our ability to generate net interest income will be dependent upon our ability to maintain an adequate spread between the rate earned on earning assets, such as loans and investment securities, and the rate paid on interest-bearing liabilities, such as deposits and borrowings.

Liquidity and Interest Rate Sensitivity

Organizational Period. During our organizational period, our cash requirements consisted principally of funding our pre-opening expenses, as well as capital expenditures for the purchase, construction, furnishing and equipping of our main office facility in Adairsville, Georgia and our branch office in Cartersville, Georgia.

Since August 3, 2004, our pre-opening expenses have been, and will continue to be, funded through an organizing line of credit from Nexity Bank. As of March 31, 2005, the total amount available on the line of credit was $500,000, of which $227,094 was outstanding. On June 7, 2005, the amount available under the line of credit was increased to $750,000. Our organizers have guaranteed the full amount of this loan, which bears interest at 1.0% less than the prime rate as published in the Money Rates section of The Wall Street Journal, and is due on August 16, 2005. We plan to repay the line of credit by using a portion of the proceeds of our initial public offering.

We expect to incur additional costs of $2,800,000 to construct, furnish and equip our Adairsville, office. On June 20, 2005, we entered into an agreement to purchase an existing facility in Cartersville, Georgia for $850,000. This facility is fully furnished and will require only minor changes prior to opening. We expect to use a portion of the net proceeds from our initial public offering to complete the purchase, construction, furnishing and equipping of these facilities, as applicable.

We expect to complete our organizational activities and begin banking operations in the third quarter of 2005. Any delay in beginning our banking operations will increase our pre-opening expenses and postpone our realization of potential revenues. Such a delay may occur as a result of, among other things, delays in receiving requisite regulatory approvals or our inability to achieve the minimum offering of $10,600,000 in our initial public offering. In the event we experience an extended delay in beginning our banking operations, we may be required to seek additional borrowings, whether through an increase in the amount available under our existing line of credit with Nexity Bank, or through an additional organizing line of credit with another bank. There can be no assurance that we will be able to obtain such financing on satisfactory terms.

Commencement of Banking Operations. Since we have been in the development stage, there are no operating results to present at this time. Nevertheless, once we begin banking operations, net interest income, our primary source of earnings, will fluctuate with significant interest rate movements. To lessen the impact of these margin swings, we intend to structure our balance sheet so we will have regular opportunities to “reprice” or change the interest rates on our interest-bearing assets and liabilities. Imbalance in these repricing opportunities at any point in time constitutes interest rate sensitivity.

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin. We will generally attempt to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize our overall interest rate risks.

We will evaluate regularly our balance sheet’s asset mix in terms of several variables, including yield, credit quality, appropriate funding sources and liquidity. To effectively manage our balance sheet’s liability mix, we plan to focus on expanding our deposit base and converting assets to cash as necessary.

As we continue to grow, we will restructure our rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. Our Asset/Liability/Investment Committee will meet on a quarterly basis to develop a strategy for the upcoming period.

For an operating bank, liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Initially, we expect that approximately $4.6 million of the net proceeds from our initial public offering will be available for working capital purposes. In addition, we can obtain funds by converting assets to cash or by attracting new deposits. Through our banking operations, our ability to maintain and increase deposits will serve as our primary source of liquidity. To provide additional sources of liquidity, we plan to maintain a federal funds borrowed line of credit with one or more correspondent banks and to apply for membership to the Federal Home Loan Bank of Atlanta.

Permanent Office Facility. In Adairsville, during our first year of operations, we intend to construct a permanent facility on approximately 1.97 acres. In exchange for 95,000 shares of our common stock, and $50,000 cash, Orlando Wilson, our chairman, will contribute to us the land on which we intend to construct the permanent office facility in Adairsville. We expect to complete construction of this permanent main office facility in the first quarter of 2006. The estimated costs of furnishing and equipping this facility are $300,000. We plan to use a portion of the net proceeds of our initial public offering to fund the construction, furnishing and equipping of our permanent office facility. While our permanent office facility is under construction, we intend to operate from a modular facility located at the same street address as the permanent structure. In Cartersville, we have agreed to purchase an existing, fully equipped and furnished facility for $850,000. We believe this facility will require only minor changes prior to opening.

Other than our initial public offering and as discussed above, we know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, our liquidity increasing or decreasing in any material way in the foreseeable future.

Capital Adequacy

There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

The risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two “tiers.” Tier 1 capital consists of common shareholders’ equity, noncumulative and cumulative perpetual preferred stock, and minority interests. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of tier 1 capital.

The second measure of capital adequacy relates to the leverage ratio. The FDIC has established a 3% minimum leverage ratio requirement. The leverage ratio is computed by dividing tier 1 capital into total assets. In the case of Northside Bank and other banks that are experiencing growth or have not received the highest regulatory rating from their primary regulator, the minimum leverage ratio should be 3% plus an additional cushion of at least 1% to 2%, depending upon risk profiles and other factors.

We believe that the net proceeds from our initial public offering will satisfy our capital requirements for at least the next 12 months following the opening of Northside Bank.

Item 3. Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2005. There have been no significant changes in our internal controls over financial reporting during the first fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2005, in connection with our initial organization we issued 10 shares of our common stock to our Chief Executive for $100. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

On May 9, 2005, we commenced our initial public offering of a minimum of 1,060,000 shares and a maximum of 1,500,000 shares. As of June 14, 2005, we had received subscriptions for 954,871 shares of common stock. However, until we have met the minimum offering conditions for the closing of the initial public offering, we will not receive any of the proceeds from such subscriptions.

Item 5. Other Information

On June 7, 2005, we amended our organizing line of credit to increase the amount available under the line of credit from $500,000 to $750,000. All other terms of the line of credit remain unchanged. As amended, the line of credit bears interest at 1.0% less the prime rate as published in the Money Rates section of the The Wall Street Journal, and is due on August 16, 2005. Our organizers have guaranteed the full amount of the line of credit.

Item 6. Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Adairsville, State of Georgia, on June 20, 2005.

NORTHISDE BANCSHARES, INC.

/s/Gregory F. Patton

Gregory F. Patton President and Chief Executive Officer

/s/Barry Adcock

Barry Adcock Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications