Form 10QSB
period 2005-06-30
Northside Bancshares, Inc.
filed 2005-08-12
CIK 1319087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                     to
Commission File No. 333-123386
NORTHSIDE BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Georgia (State of Incorporation)	31-1840578 (I.R.S. Employer Identification Number)

7741 Adairsville Highway
Adairsville, Georgia 30103
(Address of Principal Executive Offices)
(770) 773-7300
(Issuer’s Telephone Number, Including Area Code)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     As of August 10, 2005, there were 10 shares of the issuer’s common stock outstanding.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

NORTHSIDE BANCSHARES, INC.

NORTHSIDE BANCSHARES, INC.
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
NORTHSIDE BANCSHARES, INC.
(A Development Stage Corporation)
Balance Sheet
(unaudited)
June 30, 2005

Assets
Cash	$67,543
Restricted Cash	10,209,751
Deferred offering expenses	41,247
Equipment	14,540
Other assets	92,006

$10,425,087

Liabilities and Stockholder’s Deficit

Accounts payable and accrued expenses	$13,246
Subscribers’ deposits	10,192,730
Deferred revenue	17,021
Line of credit	655,927

Total liabilities	10,878,924

Stockholder’s deficit:
Preferred stock, no par value, 10,000,000 shares authorized and no shares issued and outstanding	—
Common stock, $1 par value; 10,000,000 shares authorized 10 shares issued and outstanding	10
Common stock subscription receivable	(100)
Additional paid-in capital	90
Deficit accumulated during the development stage	(453,837)

Total stockholder’s deficit	(453,837)

$10,425,087

See accompanying notes to unaudited financial statements.

NORTHSIDE BANCSHARES, INC.
(A Development Stage Corporation)
Statements of Operations
(unaudited)
For the Three and Six Months Ended June 30, 2005
and the Period from August 3, 2004 (inception) to June 30, 2005

	Three Months Ended	Six Months Ended	Cumulative Through
	June 30, 2005	June 30, 2005	June 30, 2005
Expenses:
Legal and consulting	$55,702	67,552	117,552
Salaries and benefits	94,154	166,723	190,987
Facilities Expenses	55,885	55,885	55,885
Filing fees	360	360	20,460
Other operating	27,608	44,859	68,952

Net loss	$(233,709)	(335,379)	(453,837)

See accompanying notes to unaudited financial statements.

NORTHSIDE BANCSHARES, INC.
(A Development Stage Corporation)
Statements of Cash Flows
(unaudited)
For the Six Months Ended June 30, 2005
and the Period from August 3, 2004 (inception) to June 30, 2005

	Six Months	Cumulative
	Ended	Through
	June 30, 2005	June 30, 2005
Cash flows from operating activities:
Net loss	$(335,379)	(453,837)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in other assets	(92,006)	(92,006)
Change in accounts payable and accrued expenses	(5,483)	13,246

Net cash used by operating activities	(432,868)	(532,597)

Cash flows from investing activities consisting of purchases of equipment	(14,540)	(14,540)

Cash flows from financing activities:
Proceeds from line of credit	555,283	655,927
Deferred offering expenses	(41,247)	(41,247)

Net cash provided by financing activities	514,036	614,680

Net change in cash and cash equivalents	66,628	67,543
Cash and cash equivalents at beginning of period	915	—

Cash and cash equivalents at end of period	$67,543	67,543

Supplemental disclosure of cash paid for interest	$6,163	6,972

Supplemental disclosure of non-cash financing activities:
Increase in subscribers’ deposits	$10,192,730	10,192,730

Increase in deferred revenue	$17,021	17,021

See accompanying notes to unaudited financial statements.

NORTHSIDE BANCSHARES, INC.
(A Development Stage Corporation)
Notes to Financial Statements
(1)	Organization

Northside Bancshares, Inc., (the “Company”) was incorporated for the purpose of becoming a bank holding company. The Company intends to acquire 100% of the outstanding common stock of Northside Bank (in Organization) (the “Bank”), which will operate in Adairsville, Bartow County, Georgia. The organizers of the Bank filed an application to charter the Bank with the Georgia Department of Banking and Finance on December 23, 2004 and an application for deposit insurance for the Bank with the Federal Deposit Insurance Corporation. In addition, the Company has filed an application to serve as the holding company for the Bank with the board of Governors for the Federal Reserve System. Provided that the application is timely approved and necessary capital is raised, it is expected that operations will commence in the third quarter of 2005.

The Company was incorporated on January 6, 2005 and organizing activities and expenditures associated with organization commenced August 3, 2004. The accompanying financial statements reflect all transactions from August 3, 2004 through June 30, 2005. Operations through June 30, 2005 relate primarily to expenditures by the Company and the organizers for incorporating and organizing the Company. All expenditures by the organizers and the Company are considered expenditures of the Bank.

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
General
During the period ended June 30, 2005, we were in the development stage. We anticipate that we will begin our banking operations in the third quarter of 2005. Northside Bancshares was incorporated on January 6, 2005 to serve as a holding company for Northside Bank (in organization). During the quarter and six months ended June 30, 2005, our main activities were:
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
On May 9, 2005, we began an initial public offering of a minimum of 1,060,000 shares and a maximum of 1,500,000 shares of the common stock of Northside Bancshares. The initial public offering was scheduled to expire on August 7, 2005; however, the offering has been extended until November 5, 2005.
Financial Results
From January 1, 2005 through June 30, 2005, our net loss amounted to $335,379. Our financial statements and related notes, which are included in this Report, provide additional information relating to the discussion of our financial condition.
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

Item 2. Management’s Plan of Operations, continued
Liquidity and Interest Rate Sensitivity
Organizational Period. During our organizational period, our cash requirements consisted principally of funding our pre-opening expenses, as well as capital expenditures for the purchase, construction, furnishing and equipping of our main office facility in Adairsville, Georgia and our branch office in Cartersville, Georgia.
Since August 3, 2004, our pre-opening expenses have been, and will continue to be, funded through an organizing line of credit from Nexity Bank. The total amount available on the line of credit is $750,000, of which $655,927 was outstanding at June 30, 2005. Our organizers have guaranteed the full amount of this loan, which bears interest at 1.0% less than the prime rate as published in the Money Rates section of The Wall Street Journal, and is due on August 16, 2005. We plan to repay the line of credit by using a portion of the proceeds of our initial public offering.
We expect to incur additional costs of $3,400,000 to construct, furnish and equip our Adairsville, office and $850,000 to purchase, furnish and equip the Cartersville facility. We expect to use a portion of the net proceeds from our initial public offering to complete the purchase, construction, furnishing and equipping of these facilities, as applicable.
We expect to complete our organizational activities and begin banking operations in the third quarter of 2005. Any delay in beginning our banking operations will increase our pre-opening expenses and postpone our realization of potential revenues. Such a delay may occur as a result of, among other things, delays in receiving requisite regulatory approvals. As of June 30, 2005, we have received a total of $10,192,730 in subscriptions for our initial public offering. In the event we experience an extended delay in beginning our banking operations, we may be required to seek additional borrowings, whether through an increase in the amount available under our existing line of credit with Nexity Bank, or through an additional organizing line of credit with another bank. There can be no assurance that we will be able to obtain such financing on satisfactory terms.
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

Item 2. Management’s Plan of Operations, continued
Commencement of Banking Operations, continued. As we continue to grow, we will restructure our rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. Our Asset/Liability/Investment Committee will meet on a quarterly basis to develop a strategy for the upcoming period.
For an operating bank, liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Initially, we expect that approximately $3.2 million of the net proceeds from our initial public offering will be available for working capital purposes. In addition, we can obtain funds by converting assets to cash or by attracting new deposits. Through our banking operations, our ability to maintain and increase deposits will serve as our primary source of liquidity. To provide additional sources of liquidity, we plan to maintain a federal funds borrowed line of credit with one or more correspondent banks and to apply for membership to the Federal Home Loan Bank of Atlanta.
Permanent Office Facility. In Adairsville, during our first year of operations, we intend to construct a permanent facility on approximately 1.97 acres. In exchange for 95,000 shares of our common stock, Orlando Wilson, our chairman, will contribute to us the land on which we intend to construct the permanent office facility in Adairsville. We expect to complete construction of this permanent main office facility in December 2005. The estimated costs of furnishing and equipping this facility are $300,000. We plan to use a portion of the net proceeds of our initial public offering to fund the construction, furnishing and equipping of our permanent office facility. While our permanent office facility is under construction, we intend to operate from a modular facility located at the same street address as the permanent structure. In Cartersville, we have agreed to purchase an existing, fully equipped and furnished facility for $850,000. We believe this facility will require only minor changes prior to opening
Other than our initial public offering and as discussed above, we know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, our liquidity increasing or decreasing in any material way in the foreseeable future.
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

Item 3. Controls and Procedures
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 9, 2005, we commenced our initial public offering of a minimum of 1,060,000 shares and a maximum of 1,500,000 shares. As of July 31, 2005, we had received subscriptions for the maximum 1,500,000 shares of common stock. However, until we have met the minimum offering conditions for the closing of the initial public offering, we will not receive any of the proceeds from such subscriptions. The offering has been extended and will now expire on November 5, 2005.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Adairsville, State of Georgia, on August 10, 2005.

NORTHISDE BANCSHARES, INC.

August 10, 2005	/s/Gregory F. Patton

Gregory F. Patton President and Chief Executive Officer

August 10, 2005	/s/Barry Adcock

Barry Adcock
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications