Form 10QSB
period 2005-09-30
Northside Bancshares, Inc.
filed 2005-11-14
CIK 1319087

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2005
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

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 10, 2005, there were 1,500,000 shares of the issuer’s common stock outstanding.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

NORTHSIDE BANCSHARES, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
NORTHSIDE BANCSHARES, INC.
Balance Sheet
(unaudited)
September 30, 2005

Assets
Cash and due from banks	$784,474
Federal funds sold	8,199,000

Cash and cash equivalents	8,983,474

Investment securities available-for-sale	4,061,275
Loans, net	1,485
Premises and equipment, net	2,032,519

Accrued interest receivable	9,243
Other assets	107,044

$15,195,040

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non interest bearing	$354,458
Interest bearing	27,942
Savings	330,085
Time	235,192

Total deposits	947,677

Accrued interest payable and other liabilities	126

Total liabilities	947,803

Commitments

Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized and no shares issued and outstanding	—
Common stock, $1 par value; 10,000,000 shares authorized 1,500,000 shares issued and outstanding	1,500,000
Additional paid-in capital	13,428,370
Accumulated deficit	(679,694)
Accumulated other comprehensive income (loss)	(1,439)

Total stockholders’ equity	14,247,237

$15,195,040

See accompanying notes to unaudited financial statements.

NORTHSIDE BANCSHARES, INC.
Statements of Operations
(unaudited)
For the Three and Nine Months Ended September 30, 2005

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Interest Income:

Interest and dividends on investment securities	$4,085	4,085
Interest on federal funds sold	121,082	121,082

Total interest income	125,167	125,167

Interest expense:
Deposits	246	246
Other	10,545	16,709

Total interest expense	10,791	16,955

Net interest income	114,376	108,212

Provision for loan losses	15	15

Net interest income after provision for loan losses	114,361	108,197

Other expense:
Salaries and benefits	177,654	344,377
Net occupancy and equipment expense	46,042	106,365
Other operating expense	116,523	218,692

Total other expenses	340,219	669,434

Net loss	$(225,858)	(561,237)

Basic and diluted loss per share	$(.15)	(.37)
See accompanying notes to unaudited financial statements.

NORTHSIDE BANCSHARES, INC.
Statements of Cash Flows
(unaudited)
For the Nine Months Ended September 30, 2005

Cash flows from operating activities:
Net loss	$(561,237)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	15
Depreciation, amortization, and accretion	46
Change in other assets and liabilities	(134,890)

Net cash used by operating activities	(696,066)

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(4,062,759)
Net change in loans	(1,500)
Purchases of premises and equipment	(1,082,519)

Net cash used by investing activities	(5,146,778)

Cash flows from financing activities:
Net change in deposits	947,677
Proceeds from line of credit	839,424
Repayment of line of credit	(940,068)
Proceeds from sale of common stock	14,050,000
Offering expenses	(71,630)

Net cash provided by financing activities	14,825,403

Net change in cash and cash equivalents	8,982,559

Cash and cash equivalents at beginning of period	915

Cash and cash equivalents at end of period	$8,983,474

Supplemental disclosure of cash paid for interest	$10,674

Supplemental disclosure of noncash financing and investing activities:
Change in unrealized gain/loss on investment securities available-for-sale	$(1,439)
Issuance of common stock in exchange for premises	$950,000
See accompanying notes to unaudited financial statements.

NORTHSIDE BANCSHARES, INC.
Notes to Financial Statements
(1)	Organization and Basis of Presentation

Northside Bancshares, Inc., (the “Company”) was incorporated for the purpose of becoming a bank holding company. The Company acquired 100% of the outstanding common stock of Northside Bank (the “Bank”), which currently operates in Adairsville, Bartow County, Georgia. The Bank opened for business on September 26, 2005.

The Company was incorporated on January 6, 2005 and organizing activities and expenditures associated with organization commenced August 3, 2004. The accompanying financial statements reflect transactions from January 1, 2005 through September 30, 2005. Operations through September 30, 2005 relate primarily to expenditures by the Company and the organizers for incorporating and organizing the Company and the Bank. All expenditures by the organizers are considered expenditures of the Company.

The Company raised $15,000,000 through an offering of its common stock at $10 per share. The organizers and directors purchased $3,600,000 (360,000 shares) of the Company’s stock.

In connection with the Company’s formation and initial offering, warrants to purchase shares of common stock at $10.00 per share were issued to the organizers. They received warrants to purchase one share of common stock for each share they purchased. The warrants expire ten years after the date of grant. The Company also reserved 225,000 shares of its common stock for issuance under a stock option plan.

(2)	Critical Accounting Policies and Estimates

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of September 30, 2005, and the results of its operations and its cash flows for the three and nine month periods then ended. All such adjustments are normal and recurring in nature. The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.

Certain accounting policies involve significant estimates and assumptions by the Company, which have a material impact on the carrying value of certain assets and liabilities. The Company considers these accounting policies to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the estimates and assumptions made, actual results could differ from these estimates and assumptions which could have a material impact on carrying values of assets and liabilities and results of operations.

The Company believes that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its financial statements. The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

(3)	Earnings Per Share

Net earnings (loss) per share are based on the total number of shares issued during our initial offering, which was 1,500,000.

Item 2. Management’s Discussion and Analysis or Plan of Operation
     The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Northside Bancshares, Inc., (the “Company”) a Georgia corporation, and its wholly owned bank subsidiary, Northside Bank (the “Bank”), during the period included in the accompanying consolidated financial statements.
Cautionary Notice Regarding Forward Looking Statements
     Some of the statements included in this Report, including matters discussed under the caption “Management’s Discussion and Analysis or Plan of Operation” are “forward-looking statements.” Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential economic growth in the primary service area of the Bank, future asset growth and capital ratios, the allowance for loan losses, the business strategies of the company and other statements that are not historical facts. The words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast” and similar expressions are also intended to identify the forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are not guarantees of future performance and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These factors include, among other things: (i) we lack an operating history from which to base an estimate of our future financial performance; (ii) we may be unable to implement key elements of our business strategy; (iii) we may be unable to retain key personnel; (iv) we may be impacted by general economic conditions and governmental monetary and fiscal policies; (v) we may face increased competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere; (vi) there may be a lack of sustained growth in the economies of Bartow County, Georgia; (vii) we may experience rapid fluctuations in interest rates; (viii) we face risks related to changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; and (ix) we may experience changes in the legislative and regulatory environment.
     Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances, except as required by law.
General
     Northside Bancshares was incorporated on January 6, 2005 to serve as a holding company for Northside Bank. On May 9, 2005, we began an initial public offering of a minimum of 1,060,000 shares and a maximum of 1,500,000 shares of the common stock of Northside Bancshares. On September 9, 2005, we completed our offering raising $14,928,370, net of offering expenses of $71,630, by issuing 1,500,000 shares of our common stock in the offering, including 95,000 shares issued for land contributed by our Chairman, Orlando Wilson. We used $10 million of the net proceeds from the offering to provide initial capital for the Bank. The Bank commenced operations at its main office location in Adairsville, Georgia, on September 26, 2005. It is currently anticipated that we will commence operations at our branch office located in Cartersville, Georgia in November 2005. As a result, the following discussion reflects less than one week of operations by the Bank.
Financial Condition
     We commenced our banking operations on September 26, 2005. Our assets totaled $ 15,195,040 as of September 30, 2005. Deposit growth of $947,677 and net proceeds from the sale of common stock of $14,928,370 have been primarily invested in investments and overnight federal funds sold.
     Our total equity increased by $14.2 million from December 31, 2004 to September 30, 2005, consisting of year-to-date net losses of $561,237, offset by net proceeds from the sale of common stock of $14,928,370.

Results of Operations
     As stated above, our banking operations commenced on September 26, 2005, therefore our operating results from banking activities are limited to the nine months ended September 30, 2005 and no comparisons to the periods ended September 30, 2004 are provided. Prior to September 26, 2005, we were in organization. During the organizational stage, we were focused on preparing the Bank to commence operations, raising our initial capital, hiring our personnel, preparation of our temporary banking facilities and other activities necessary to commence banking operations. We commenced our organizational activities on August 3, 2004; therefore, our results from operations for the period from August 3, 2004 to September 30, 2004 were primarily limited to salaries of our organizational employees and professional fees related to our organization and obtaining the Bank’s charter. Total pre-opening expenses incurred through September 26, 2005 were $642,428.
     Net Interest Income. Our net interest income was $114,376 and $108,212, respectively, for the three and nine months ended September 30, 2005, that resulted in net interest margins of 3.40% and 2.72% for the same time periods. The net interest margin is computed by dividing net interest income, on an annualized basis, by average earning assets. Average earning assets were $13,461,503 for the quarter ended September 30, 2005. The average earning assets were substantially funded by average non-interest bearing funds consisting of funds from our initial stock offering and non-interest bearing demand deposits, and interest bearing certificates of deposit. We expect our net interest margin to increase as we continue to increase our loan portfolio.
     Provision and Allowance for Loan Losses. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management’s evaluation of the loan portfolio includes a loan classification program. Under the program, as each loan is made, we assign a loan grade. Each loan grade is assigned an allowance percentage determined based on our experience specifically and the historical experience of the banking industry generally. Loan classifications are then subject to periodic review by the responsible lending officers and by senior management based upon their judgment, current economic conditions that may affect the borrower’s ability to repay, lender requirements, the underlying collateral value of the loans and other appropriate information. Management relies predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for loan losses. Based upon this ongoing review, we may identify loans that could be impaired. A loan is considered impaired when it is probable that we will be unable to collect all principle and interest due in accordance with the contractual terms of the loan agreement. When we identify a loan as impaired, the allowance for loan losses is increased if we determine that the amount of impairment is in excess of the allowance determined under our loan classification program. We plan to maintain an allowance for loan losses of no less than 1% of outstanding loans at all times. During the three and nine months ended September 30, 2005, we recognized a provision for loan losses of $15.
     Other Expenses. Other expenses for the nine months ended September 30, 2005 totaled $669,434, due to salaries and employee benefits of $344,377, equipment and occupancy expenses of $106,365, and other operating expenses of $218,692. Salaries and employee benefits are due to related costs of 13 full time employees as of September 30, 2005 and to other annual salary costs and employee benefits. The equipment and occupancy expenses are due to the lease of our banking facilities and other occupancy expenses. Other operating expenses are due to our overall growth since commencing operations and our start up expenses incurred during the first three quarters of 2005 prior to commencing operations.
     Income Tax Expense. We have not recorded income tax expense for the nine months ended September 30, 2005 due to cumulative operating losses recorded to date.
Off-Balance Sheet Risk
     In the future, we will be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments may include commitments to extend credit and standby letters of credit. Such commitments will involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.
     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit will be represented by the contractual amount of those instruments. We will use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. As of September 30, 2005 we had no commitments to extend credit or letters of credit.

Liquidity and Capital Resources
     Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. We must maintain adequate liquidity to respond to short-term deposit withdrawals, maturities of short-term borrowings, loan demand and payment of operating expenses.
     We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. Liquidity is measured by the net liquid assets to net deposits and short term liabilities ratio, which was 338% as of September 30, 2005. As loans increase, this ratio will go down.
     We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2005, unused lines of credit totaled approximately $2,500,000.
     At September 30, 2005, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios are as follows:

	Actual
		Minimum
		Regulatory
	Bank	Requirement
Leverage capital ratios	70%	4.00%
Risk-based capital ratios:
Core capital	269%	4.00%
Total capital	269%	8.00%
     These ratios will decline as asset growth continues, but are expected to exceed the minimum regulatory requirements.
     We have begun construction of our permanent Adairsville facility, with completion anticipated in the second quarter of 2006. The estimated costs of constructing and equipping our permanent main office facility are $3,400,000. We will operate out of a modular unit located at this location until the construction of our permanent facility is completed. In September, 2005, we purchased an existing, fully equipped and furnished building to serve as our Cartersville branch location. We expect to open the Cartersville branch location in November, 2005.
     Other than as discussed above, we know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, our liquidity increasing or decreasing in any material way in the foreseeable future.
Critical Accounting Policies
     We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.
     We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion under the heading “Allowance for Loan Losses” that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.
Item 3. Controls and Procedures
     As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
     The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 9, 2005, we commenced our initial public offering of a minimum of 1,060,000 shares and a maximum of 1,500,000 shares at a price of $10.00 per share. The shares were registered with the Securities and Exchange Commission (the “SEC”) on Form SB-2 (Registration Number 333-123386, which registration statement was declared effective by the SEC on May 6, 2005. The offering was completed on September 9, 2005 with a total of 1,500,000 shares sold in the offering for $14,050,000 cash and land for the construction of the main office valued at $950,000 from Orlando Wilson, Chairman of the Board. No underwriter was used in connection with the offering. All shares were sold by our directors and executive officers. In addition to the shares of common stock, we also registered 360,000 warrants, all of which were issued at no cost to our directors upon the completion of the offering in recognition of the directors’ service and financial risk in organizing the Bank.
     We incurred $71,630 in expenses in connection with the issuance and distribution of the common stock in the offering. All of the expenses were paid, directly or indirectly, to persons or entities other than our directors, officers, affiliates or persons owning 10% or more of our outstanding securities.
     Our net proceeds, after deducting the total expenses described above, were $14,928,370. On September 26, 2005, $10,000,000 of the net proceeds were invested in the Bank; $940,068 was used to pay off the organizational line of credit and the remaining $3,988,302 was retained by us for future working capital. Of the $10,000,000 we invested in the Bank, $2,032,519 was used to purchase facilities and equipment. Except for salaries paid in the ordinary course of business, none of the net proceeds have been paid, directly or indirectly, to directors, officers persons owning 10% or more of our outstanding securities, or affiliates of the Company. This use of proceeds does not represent a material change from the use of proceeds described in the prospectus for the offering.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Adairsville, State of Georgia, on November 14, 2005.

NORTHISDE BANCSHARES, INC.

/s/ Gregory F. Patton
Gregory F. Patton
President and Chief Executive Officer

/s/ Barry Adcock
Barry Adcock
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications