Form 10KSB
period 2005-12-31
Northside Bancshares, Inc.
filed 2006-03-30
CIK 1319087

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
(Mark One)

☑	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 333-123386
NORTHSIDE BANCSHARES, INC.
(Name of Small Business Issuer in Its Charter)

Georgia (State or other Jurisdiction of Incorporation or Organization)	6021 (Primary Standard Industrial Classification Code Number)	31-1840578 (I.R.S. Employer Identification No.)

7741 Adairsville Highway Adairsville, Georgia	30103

(Address of Principal Executive Offices)	(Zip Code)
(770) 773-7300
Issuer’s Telephone Number, Including Area Code
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☐ No ☑
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     The issuer’s revenue for its most recent fiscal year was approximately $300,975.
     The aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 24, 2006 was $11,268,130. This calculation is based upon an estimate of the fair market value of the Common Stock of $10.00 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.
     As of March 24, 2006, 1,500,000 shares of Common Stock were issued and outstanding.
     Transitional Small Business Disclosure Format. (Check one): Yes ☐ No ☑

PART I
     This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:
•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in the primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	the level of the allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in monetary and tax policies;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.
These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that we are a new company with little operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.
Item 1. Description of Business
General
     NorthSide Bancshares was incorporated as a Georgia corporation on January 6, 2005 to serve as a bank holding company for NorthSide Bank. NorthSide Bank commenced business on September 26, 2005 and is primarily engaged in the business of accepting savings, demand and time deposits and providing mortgage, consumer and commercial loans to the general public.
Marketing Focus
     NorthSide Bank is a locally-owned and operated bank organized to serve consumers and small- to mid-size businesses and professional concerns. We believe that we can be successful by offering a higher level of customer service and a management team more focused on the needs of the community than most of our competitors. We believe that this approach is enthusiastically supported by the community.

Location and Service Area
     NorthSide Bank operates in three primary service areas: Bartow County, Gordon County and Floyd County. Our Adairsville facility and our Cartersville facility are located 60 miles northeast and 45 miles northwest, respectively, of the Georgia State Capitol and 18 miles from each other. Gordon County is located 5 miles from the location of our Adairsville banking facility. Our main office is located at 7741 Adairsville Highway, Adairsville, Georgia and our telephone number is (770) 773-7300.
Lending Services
     General. NorthSide Bank provides a range of lending services, emphasizing real estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences, as well as commercial loans to small- and medium-sized businesses and professional concerns and consumer loans to individuals.
     Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, either an officer with a higher lending limit or our Loan Committee determines whether to approve the loan request. In compliance with banking regulation we do not make any loans to any of our executive officers unless our board of directors first approves the loan. Loans up to $500,000 made to directors, other than the chairman of the board, can be made with the approval of the loan committee and subsequently reported to the board of directors at the next regularly scheduled meeting. Loans in excess of $500,000 to directors require prior approval by the full board. The terms of all loans made to directors and officers are no more favorable than would be available to any comparable borrower.
     Lending Limits. Our lending activities are subject to a variety of lending limits imposed by law. Differing limits apply in some circumstances based on the type of loan or the nature of the borrower, including the borrower’s relationship to NorthSide Bank. In general, however, we are able to loan any one borrower a maximum amount equal to either:
•	15% of NorthSide Bank’s statutory capital base if the loan is not fully secured; or

•	25% of the NorthSide Bank’s statutory capital base if the entire amount of the loan is fully secured.
     These limits increase or decrease as our capital increases or decreases as a result of its earnings or losses, among other reasons. We may sell participations in our loans to other financial institutions in order to meet all of the lending needs of loan customers.
     Real Estate Loans. The bank offers commercial real estate loans, construction and development loans, and residential real estate loans. These loans include some commercial loans where we will take a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but exclude home equity loans, which are classified as consumer loans.
•   Commercial Real Estate. Our commercial real estate loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, with an origination fee generally being charged on each loan funded. We attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80%. We also project minimum levels of net projected cash flow available for debt service based on the type of loan. In addition, we may require personal guarantees from the principal owners of the property supported by a review by our management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, employment rates, tenant vacancy rates and the quality of the borrower’s management. In addition, commercial real estate loans are generally riskier than residential real estate loans because such commercial properties may be limited to a specific use making it more difficult to sell such properties to recover loan losses. We attempt to limit our risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

•   Construction and Development Loans. Our construction and development loans are made both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of one year and interest is paid periodically. The ratio of the loan principal to the value of the collateral as established by independent appraisal will not generally exceed 80%. Additionally, speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or appraiser.
    Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property. Specific risks include cost overruns, mismanaged construction, inferior or improper construction techniques, economic changes or downturns during construction, a downturn in the real estate market, rising interest rates which may prevent sale of the property and failure to sell completed projects in a timely manner. We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible.
•   Residential Real Estate. Our residential real estate loans consist of residential first and second mortgage loans and residential construction loans. We offer fixed and variable rates on our mortgages with the amortization of first mortgages with maturity dates of five years or less. The primary risk associated with residential real estate loans is the risk that the primary source of repayment, the residential borrower, will be insufficient to service the debt. Residential real estate loans are generally considered lower risk than the other categories of real estate loans due to the more readily available market for the resale of the property if we are forced to foreclose. However, if a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate this risk, these loans are made consistent with our appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not to exceed 80% to 90%. We expect these loan to value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.
     Commercial Loans. A primary component of our loan portfolio is loans for commercial purposes. Our commercial loan portfolio consists of loans principally to retail trade, service and manufacturing firms located in each of our primary service areas. The terms of these loans vary by purpose and by type of underlying collateral, if any. We typically make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally are secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral generally is 80% or less. Loans to support working capital typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, or other collateral, as well as personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal typically is repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal typically is due at maturity. The primary risk for commercial loans is the failure of the business due to economic and financial factors. As a result, the quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness and our decision to make a commercial loan.
     Consumer Loans. We make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. The primary risk associated with consumer loans is that repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars, and trailers, the loan should be amortized over the useful life of the asset. We limit each borrower’s fixed monthly obligations to less than 40% of the borrower’s gross monthly income in order to minimize the risk that the borrower will be unable to satisfy the monthly payment obligations related to the loan. The borrower generally is required to be employed for at least 12 months prior to obtaining the loan. The loan officer will review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. Consumer loans generally are made at a fixed rate of interest. While we believe our policies help minimize losses in the consumer loan category, because of the nature of the collateral, if any, for such loans, it may be more difficult to recover any loan losses.
Investments
     In addition to loans, we make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. These investments include U.S. Treasury bills with treasury notes, as well as investments in securities of federally sponsored agencies, such as Federal Home Loan Bank bonds. In addition, we may also invest in federal funds, negotiable certificates of deposit, banker’s acceptances, mortgage backed securities, corporate bonds and municipal or other tax-free bonds. No investment in any of those instruments exceeds or will exceed any applicable limitation imposed by law or regulation. Our Asset/Liability/Investment Committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to our policy as set by our Board of Directors.
Deposit Services
     We seek to establish solid core deposits, including checking accounts, money market accounts, savings accounts, a variety of certificates of deposit and IRA accounts. To attract deposits, we employ an aggressive marketing plan in our primary service area and feature a broad product line and competitive services. The primary sources of deposits are residents of, and businesses and their employees located in, our primary service area. We obtain these deposits through personal solicitation by our officers and directors, direct mail solicitations and advertisements in the local media.
Other Banking Services
     Other bank services offered include overdraft protection, direct deposit, wire transfers, night depository, safe deposit boxes, debit cards and automatic drafts. We are associated with a shared network of automated teller machines that our customers are able to use throughout Georgia and other regions. We also offer Mastercard® and VISA® credit card services through a correspondent bank as an agent for the bank. We will not exercise trust powers during our early years of operation. We may in the future offer a full-service trust department and internet banking with corporate cash management services, but cannot do so without additional approvals of the Georgia Department of Banking and Finance (the “Georgia Department”).
Marketing Share
     NorthSide Bank competes with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in its primary service areas. As of June 30, 2005, the latest date for which information is available, Bartow County was served by 11 insured financial institutions operating a total of 25 retail branches while Gordon County was served by 7 insured financial institutions operating a total of 11 retail branches. A number of these competitors are well established in our two primary service areas. Our competitors include large super regional and regional banks like Wachovia Bank, Bank of America and BB&T. Nevertheless, we believe that our management team, the opportunity created by recent mergers, and the economic and demographic dynamics of our service area combined with our business strategy will allow us to gain a meaningful share of the area’s deposits.
Employees
     As of March 24, 2006, we had 21 full-time employees. We do not expect NorthSide Bancshares to have any employees who are not also employees of NorthSide Bank.

SUPERVISION AND REGULATION
     The following discussion describes the material elements of the regulatory framework that applies to banks and bank holding companies and provides certain specific information related to NorthSide Bancshares and NorthSide Bank.
Regulation of NorthSide Bancshares
     NorthSide Bancshares is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act. As a result, NorthSide Bancshares and any future non-bank subsidiaries are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.
     Acquisitions. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:
•	it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

•	it or any of its subsidiaries, other than a bank, may acquire all or substantially all the assets of any bank; or

•	it may merge or consolidate with any other bank holding company.
     The Bank Holding Company Act further provides that the Federal Reserve may not approve any acquisition that would result in monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the United States, or that in any other manner would be a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.
     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, the restrictions on interstate acquisitions of banks by bank holding companies were repealed. As a result, NorthSide Bancshares and other bank holding companies located in Georgia are able to acquire banks located in any other state, and bank holding companies located outside of Georgia can acquire any Georgia-based banks, in either case subject to certain deposit percentage and other restrictions. The legislation provides that unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies are able to consolidate their multistate banking operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. Georgia does not permit de novo branching by an out-of-state bank. Therefore, the only method by which an out-of-state bank or bank holding company may enter Georgia is through an acquisition. Georgia has adopted an interstate banking statute that removes the existing restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions. However, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated three years. As a result, no bank holding company may acquire control of NorthSide Bank until after the third anniversary of NorthSide Bank’s incorporation.
     Activities. The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act, discussed below, have expanded the permissible activities of a bank holding company and its subsidiaries. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can be reasonably expected to produce benefits to the public, such as a greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

     Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act implemented major changes to the statutory framework for providing banking and other financial services in the United States. The Gramm-Leach-Bliley Act, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incident or complimentary to a financial activity. The activities that the Gramm-Leach-Bliley Act expressly lists as financial in nature include insurance activities, providing financial and instant advisory services, underwriting securities and limited merchant banking activities.
     To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed, and have at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve of its intention to become a financial holding company. We presently have no plans to become a financial holding company.
     Although considered to be one of the most significant banking laws since Depression-era statutes were enacted, because of our small size and recent organization, we do not expect the Gramm-Leach-Bliley Act to materially affect our initial products, services or other business activities. We do not believe that the Gramm-Leach-Bliley Act will have a material adverse impact on our operations. To the extent that it allows banks, securities firms, and insurance firms to affiliate, the financial services industry may experience further consolidation. The Gramm-Leach-Bliley Act may have the result of increasing the amount of competition that we face from larger institutions and other companies offering financial products and services, many of which may have substantially more financial resources.
     Support of Subsidiary Institutions. Under Federal Reserve policy, NorthSide Bancshares is expected to act as a source of financial strength for, and to commit resources to support its banking subsidiary. This support may be required at times when, absent such Federal Reserve policy, NorthSide Bancshares may not be inclined to provide it. In addition, any capital loans by a bank holding company to its banking subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Regulation of NorthSide Bank
     As a Georgia state chartered bank, NorthSide Bank is examined and regulated by the FDIC and the Georgia Department of Banking and Finance (the Georgia Department). The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC also approves conversions, mergers, consolidations, and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting bank is an uninsured bank.
     The Georgia Department will regulate all areas of NorthSide Bank’s banking operations, including mergers, establishment of branches, loans, interest rates, and reserves. NorthSide Bank is also subject to Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. With respect to expansion, Georgia law permits, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the State of Georgia by the subsidiary banks of bank holding companies then engaged in the business of banking in Georgia.
     Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking regulators have specified by regulation the relevant capital level for each category.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking regulator may treat an undercapitalized institution in the same manner as it treats significantly undercapitalized institutions if it determines that those actions are necessary.
     FDIC Insurance Assessments. The FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. An institution’s insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications to which different assessment rates are applied. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup.
     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.
     Community Reinvestment Act. NorthSide Bank is subject to the provisions of the Community Reinvestment Act, which requires the FDIC, in connection with its regular examination of a bank, to assess the bank’s record of meeting the credit needs of the communities it serves, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.
     Regulations promulgated under the CRA are intended to set distinct assessment standards for financial institutions. The regulations provide for streamlined procedures for institutions with assets of less than $250 million. The regulations contain the following three evaluation tests:
•	a lending test, which compares the institution’s market share of loans in low- and moderate-income areas to its market share of loans in its entire service area;

•	a service test, which evaluates the provision of services that promote the availability of credit to low- moderate-income areas; and

•	an investment test, which evaluates the institution’s record of investments in organizations designed to foster community development, small- and minority-owed businesses and affordable housing lending, including state and local government housing or revenue bonds.
     Institutions are required to make public disclosure of their written CRA evaluations made by regulatory agencies. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution’s community investment record. In addition to public disclosure of an institution’s CRA assessment, regulatory authorities are required to consider an institution’s CRA assessment when an institution applies for approval to establish a new branch which will accept deposits, to relocate an existing branch or to merge with another federally regulated financial institution.
     Privacy. The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties, other than third parties that market the institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic to the consumer.

Payment of Dividends
     NorthSide Bancshares is a legal entity separate and distinct from NorthSide Bank. The principal sources of revenues to NorthSide Bancshares, including cash flow to pay dividends to its shareholders, are dividends paid from NorthSide Bank to NorthSide Bancshares. There are statutory and regulatory limitations on the payment of dividends by the Bank, as well as by NorthSide Bancshares to its shareholders.
     If, in the opinion of the FDIC, NorthSide Bank were engaged in or about to engage in an unsafe or unsound practice the FDIC may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking regulators have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. The payment of dividends by the Company and its banking subsidiary may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.
     Georgia law provides additional restrictions on the payment of dividends by NorthSide Bank to NorthSide Bancshares. NorthSide Bank must have the approval of the Georgia Department to pay cash dividends, unless at the time of such payment:
•	the total classified assets at the most recent examination of NorthSide Bank do not exceed 80% of tier 1 capital plus allowance for loan losses as reflected at such examination;

•	the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits, after taxes, but before dividends, for the previous calendar year; and

•	the ratio of tier 1 capital to adjusted total assets will not be less than 6%.
Capital Adequacy
     NorthSide Bancshares and NorthSide Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the company, and the FDIC, in the case of the bank. The Federal Reserve has established two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.
     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.
     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets, or “tier 1 capital.” The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves, or “tier 2 capital.”
     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of tier 1 capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 1% to 2%. The guidelines also provide that bank holding companies experiencing internal growth, as is the case for NorthSide Bancshares, or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

     NorthSide Bank is subject to risk-based and leverage capital requirements adopted by FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. Currently, we qualify as “well capitalized.”
     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described above, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See “– Prompt Corrective Action”.
Restrictions on Transactions with Affiliates
     We are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:
•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.
     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. NorthSide Bank must also comply with other provisions designed to avoid the taking of low-quality assets.
     We are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.
     NorthSide Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.
Monetary Policy
     The earnings of NorthSide Bank, as well as, NorthSide Bancshares, are affected by domestic and foreign conditions, particularly by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.
Item 2. Description of Property
     Our main office is located in a temporary facility at 7741 Adairsville Highway, Adairsville, Georgia 30103 and on September 26, 2005 we opened the bank for business. We lease this 2,128 square foot modular banking facility from Financial Total Leasing, Inc. Construction is underway on the permanent main office facility at this location with an anticipated completion date in the third quarter of 2006 at an estimated cost of $3,467,415. On November 14, 2005, we opened our branch office in Cartersville, Georgia, located at 325 Cherokee Place, Cartersville, Georgia 30120. This 3,000

square foot building is owned by the Bank. We believe that these facilities will adequately serve the bank’s needs for its first five years of operation.
Item 3. Legal Proceedings.
     Neither NorthSide Bancshares nor NorthSide Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of NorthSide Bancshares or NorthSide Bank.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters.
     There is currently no public trading market for our common stock. The common stock of NorthSide Bancshares, Inc. is not listed on any exchange. Trading and quotations of the common stock have been limited and sporadic. The only trades of which we are aware were $10 per share. Management may not be aware of the prices at which all shares of stock have been traded. As of March 24, 2006, we had approximately 263 shareholders of record.
     The ability of NorthSide Bancshares to pay cash dividends is dependent upon receiving cash in the form of dividends from NorthSide Bank. However, certain restrictions exist regarding the ability of the bank to transfer funds to the company in the form of cash dividends. All outstanding shares of common stock of the company are entitled to share equally in dividends from funds legally available when, and if, declared by the board of directors. To date, we have not paid cash dividends on our common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation
Selected Financial Data
     The following selected financial data for the period ended December 31, 2005 is derived from the statements and other data of NorthSide Bancshares, Inc. The selected financial data should be read in conjunction with the financial statements of the company, including the accompanying notes, included elsewhere herein.

Period Ended
December 31, 2005
(Dollars in thousands)
Income Statement Data:
Interest income	$299
Interest expense	44
Net interest income	255
Provision for loan losses	43
Net interest income after provision for loan losses	212
Noninterest income	2
Noninterest expense	1,181
Net loss	(967)
Balance Sheet Data:
Assets
Earning assets	$17,301
Securities (1)	5,889
Loans (2)	4,297
Allowance for loan losses	(43)
Deposits	6,709
Shareholders’ equity	13,795
Per-Share Data:
Earnings (losses) per-share	(.64)
Book value (period end)	$9.20

(1)	All securities are available for sale and are stated at fair value.

(2)	Loans are stated at gross amounts before allowance for loan losses.
General
     NorthSide Bancshares, Inc. is a bank holding company headquartered in Adairsville, Georgia. Our subsidiary, NorthSide Bank, opened for business on September 26, 2005. The principal business activity of the bank is to provide banking services to domestic markets, principally in the Adairsville, Georgia metropolitan area. Our deposits are insured by the Federal Deposit Insurance Corporation.
     We recently completed an initial public offering of our common stock in which we sold a total of 1,500,000 shares of common stock at $10.00 per share. Proceeds of the offering were used to pay organizational costs and provide the initial capital for the bank.
     The following discussion describes our results of operations for 2005 and also analyzes our financial condition as of December 31, 2005. Since we did not commence banking operations until September 26, 2005, we have omitted some of the tables that we will include in future filings, and most of the following discussion is focused on the period following the opening of the bank. Like most community banks, we expect that we will derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.
     We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance (during the period the bank was open) in 2005 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.
     Naturally, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the “Provision and Allowance for Loan Loss” section, we have included a discussion of this process.
     In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the “Noninterest Income and Expense” section.
     The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report. Certain amounts in the financial information provided below have been rounded in order to simplify their presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the financial statements, the notes thereto and the other financial data included elsewhere in this Annual Report. A comparison of 2005 information to 2004 amounts is not included as the bank opened in September 2005. Any such comparison would not be meaningful.
Results of Operations
For the year ended December 31, 2005
     Net interest income for the year ended December 31, 2005 was $255,076. Total interest income for the period was $299,399 and was partially offset by interest expense of $44,323. The components of interest income were from loans, including fees, of $48,965, federal funds sold of $75,135, investment income of $57,468, and other interest income of $117,831, primarily made up of interest on stock subscription funds held in escrow.
     The company’s net interest spread and net interest margin were 1.53% and 4.02%, respectively, in 2005. The net interest spread and net interest margin calculations exclude interest income earned on escrow accounts and interest expense incurred on borrowings during the pre-opening period from January 1, 2005 to September 25, 2005. The largest component of average earning assets was federal funds sold.
     The provision for loan losses was $42,998 in 2005. The charges to the provision were primarily to maintain the allowance for loan losses at a level sufficient to cover possible future losses in the loan portfolio.
     Noninterest income for the year ended December 31, 2005 totaled $1,576. The largest component of noninterest income was from service charges on deposit accounts. Service charges on deposit accounts totaled $929 for the year ended December 31, 2005.
     Noninterest expense for the year ended December 31, 2005 totaled $1,180,465. Noninterest expense included $636,289 in pre-opening expenses. Salaries and employee benefits totaled $616,879 for the period. Salaries included the cost of key personnel employed during the organizational period. Occupancy expenses totaled $182,442 for the period. Other operating expenses totaled $381,144 for the period. These expenses included costs associated with the operations of the bank.

     Our net loss for the year ended December 31, 2005 was $966,811. As stated earlier, the net loss includes pre-opening expenses of $636,289.
Net Interest Income
General. For an established financial institution, the largest component of net income is its net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and re-pricing characteristics of our interest-earning assets and interest-bearing liabilities. This net interest income divided by average interest-earning assets represents our net interest margin.
Average Balances, Income and Expense and Rates. The following tables set forth, for the period indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities and are then annualized. Average balances have been derived from the daily balances throughout the period indicated. These amounts exclude pre-opening activities for the period January 1, 2005 to September 25, 2005.

	September 26, 2005 to December 31, 2005
	Average Balance	Income/Expense	Yield/Rate
Assets:
Interest-Earning Assets:
Loans	$2,494,054	$48,965	7.39%
Securities, taxable	4,703,397	57,468	4.60%
Federal funds sold	7,208,473	75,135	3.92%

Total interest-earning assets	14,405,924	181,568	4.74%

Cash and due from banks	734,803
Premises and equipment	2,523,218
Other assets	193,618
Allowance for loan losses	(18,056)

Total assets	$17,839,507

Liabilities:
Interest-Bearing Liabilities:
Interest-bearing transaction accounts	$177,378	627	1.33%
Savings and money market deposits	2,078,500	17,178	3.11%
Time deposits	977,289	9,809	3.78%

Total interest-bearing liabilities	3,233,167	27,614	3.21%

Demand deposits	457,860
Accrued interest and other liabilities	97,564
Shareholders’ equity	14,050,916

Total liabilities and shareholders’ equity	$17,839,507

Net interest spread			1.53%

Net interest income		$153,954

Net interest margin (1)			4.02%

(1)	Net Interest income divided by average earning assets.

Analysis of Changes in Net Interest Income. Due to 2005 being the year of commencement of banking activities, all interest income and expense is attributable to the volume of earning assets and interest-bearing liabilities, respectively.
Interest Sensitivity. We monitor and manage the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on our net interest income. The principal monitoring technique employed by us is the measurement of our interest sensitivity “gap”, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.
     The following table sets forth our interest rate sensitivity at December 31, 2005.

		After Three	One	Greater
	Within	Through	Through	Than
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
	(Dollars in thousands)
Assets
Earning Assets:
Loans	$3,095	$339	$863	$-0-	$4,297
Investment securities	-0-	998	2,978	1,913	5,889
Federal funds sold	7,115	-0-	-0-	-0-	7,115

Total earning assets	$10,210	$1,337	$3,841	$1,913	$17,301

Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$615	$-0-	$-0-	$-0-	$615
Savings and money market deposits	3,233	-0-	-0-	-0-	3,233
Time deposits	1,664	265	104	-0-	2,033

Total interest-bearing deposits	$5,512	$265	$104	$-0-	$5,881

Period gap	$4,698	$1,072	$3,737	$1,913	$11,420

Cumulative gap	$4,698	$5,770	$9,507	$11,420	$11,420

Ratio of cumulative gap to total earning assets	27.15%	33.35%	54.95%	66.01%	66.01%
     The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument’s ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give us the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date.
     We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive. We are cumulatively asset sensitive over all periods. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.
Provision and Allowance for Loan Losses
     General. We have developed policies and procedures for evaluating the overall quality of the bank’s credit portfolio and the timely identification of potential problem credits. On a quarterly basis, our Board of Directors reviews and approves the appropriate level for our allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system, and an analysis of economic conditions in our market. The objective of management has been to fund the allowance for loan losses at approximately 1% of total loans outstanding until a history is established.
     Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the risk inherent in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.
     Our allowance for loan losses is based upon judgments and assumptions about risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis utilizing a risk grading system. In addition, management monitors the overall portfolio quality through observable trends in delinquencies, charge-offs, and general and economic conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by the banking regulators.
     Based on present information and ongoing evaluation, we consider the allowance for loan losses to be adequate to meet presently known and inherent risks in the loan portfolio. Our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that we believe to be reasonable, but which may or may not prove to be accurate. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.
     The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the period ended December 31, 2005.
Allowance for Loan Losses

2005
(Dollars in thousands)
Total loans outstanding at end of period	$4,297

Average loans outstanding	2,495

Balance of allowance for loan losses at beginning of period	-0-
Net loan losses	-0-
Provision for loan losses	43

Balance of allowance for loan losses at end of year	43

Allowance for loan losses to period end loans	1%

Nonperforming Assets
Nonperforming Assets. There were no nonperforming assets at December 31, 2005.
     Our policy with respect to nonperforming assets is as follows. Accrual of interest will be discontinued on a loan when we believe, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan will generally be placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid will be reversed and deducted from current earnings as a reduction of reported interest income. No additional interest will be accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to earnings.
Potential Problem Loans. At December 31, 2005, we had not identified any criticized or classified loans through our internal review mechanisms. The results of this internal review process are considered in determining our assessment of the adequacy of the allowance for loan losses. However, based on the prior experience of management and other new banks, we have has established the overall objective to maintain the allowance for loan losses at approximately 1% of total loans to provide for the risk of loss inherent in the loan portfolio.
Noninterest Income and Expense
Noninterest Income. The largest component of noninterest income was service charges on deposit accounts. These fees totaled $929 for the year ended December 31, 2005.
     The following table sets forth the principal components of noninterest income for the years ended December 31, 2005.

2005
Service charges on deposit accounts	$929
Other income	647

Total noninterest income	$1,576

Noninterest Expense. Salaries and employee benefits comprised the largest component of noninterest expense which totaled $616,879 for the year ended December 31, 2005. Of this total, $308,528 related to salaries prior to the bank’s opening on September 26, 2005. Other operating expenses totaled $563,586 for the year ended December 31, 2005. Pre-opening expenses associated with forming the company accounted for $327,761 of these expenses.
     The following table sets forth the primary components of noninterest expense for the year ended December 31, 2005, and for the period from August 3, 2004 (inception) to December 31, 2004.

	2005	2004
Salaries and employee benefits	$616,879	$24,264
Net occupancy expense	182,442	-0-
Application and license fees	-0-	20,100
Office supplies, stationery and printing	46,048	814
Data processing	59,806	-0-
Professional fees	161,354	50,000
Other	113,936	22,471

Total noninterest expense	$1,180,465	$117,649

Earning Assets
Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which we attempt to control and counterbalance. Loans averaged approximately $2,495,000 from September 26, 2005 to December 31, 2005. At December 31, 2005, total loans were $4,297,698.
     The following table sets forth the composition of the loan portfolio by category at December 31, 2005.
Composition of Loan Portfolio

	December 31, 2005
	Amount	Percent of Total
Commercial:
Commercial Real estate:	$1,546,922	36%
Commercial and Industrial:	2,260,371	52%
Consumer	201,393	5%
Lines of Credit	289,012	7%

Total loans	4,297,698	100%
Allowance for loan losses	(42,998)	1%
Unearned loan fees	(15.023)

Loans, net	$4,239,677

     The largest component of loans in our loan portfolio is Commercial and Industrial loans. At December 31, 2005, commercial and industrial loans totaled $2,260,371 and represented 52% of the total loan portfolio.
     In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than a loan for construction purposes, secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in our market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.
     Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $1,546,922 at December 31, 2005. The demand for residential and commercial real estate loans in the market has increased due to anticipated population growth.
     Our loan portfolio will change as we grow, and we expect that it will reflect the diversity of our market. Our home office is located in Adairsville, Georgia. We expect the area to remain stable with continued growth in the near future. The diversity of the economy creates opportunities for all types of lending. We do not engage in foreign lending.
     The repayment of loans in the loan portfolio as they mature is also a source of liquidity for us. The following table sets forth our loans maturing within specified intervals at December 31, 2005.
Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2005
		Over One
		Year
	One Year or	Through	Over Five
	Less	Five Years	Years	Total
Commercial and industrial	$1,761,794	$498,577	$-0-	$2,260,371
Real estate	381,545	1,165,377	-0-	1,546,922
Consumer and other	342,915	147,491	-0-	490,406

Loans maturing after one year with:
Fixed interest rates	$636,261
Floating interest rates	1,175,184
     The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval as well as modification of terms upon their maturity. Consequently, we believe this treatment presents fairly the maturity and repricing structure of the loan portfolio shown in the above table.
Investment Securities. The investment securities portfolio is also a component of our total earning assets. Total securities averaged $4,703,397 in 2005. At December 31, 2005, the total securities portfolio was $5,888,913. All securities were designated as available for sale and were recorded at market value.
     The following table sets forth the scheduled maturities and average yields of securities available-for-sale at December 31, 2005.
Investment Securities Maturity Distribution and Yields

	December 31, 2005
			After One Year		After Five Years
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government Agencies	$998,125	4.63%	$2,978,281	4.45%	$-0-	N/A	$-0-	N/A
Mortgage backed securities	$-0-	N/A	$-0-	N/A	$-0-	N/A	$1,912,507	4.71%
Other attributes of the securities portfolio, including yields and maturities, are discussed above in “ — Net Interest Income — Interest Sensitivity.”
Short-Term Investments. Short-term investments, which consist of federal funds sold, averaged $7,346,893 in 2005. At December 31, 2005, short-term investments totaled $7,114,658. These funds are an important source of our liquidity. Federal funds are generally invested in an earning capacity on an overnight basis. The significant balance in short-term investments was partially attributable to the investment in federal funds sold as a result of excess funds from our recently completed stock offering.
Deposits and Other Interest-Bearing Liabilities
Deposits. Average deposits totaled $3,691,027 during 2005. At December 31, 2005, total deposits were $6,708,949. Average interest-bearing liabilities totaled $3,233,167 in 2005.
     The following table sets forth our deposits by category as of December 31, 2005.
Deposits

	December 31, 2005
	Amount	Percentage of Deposits
Non interest bearing demand deposit accounts	$827,821	12%
NOW accounts	615,366	9%
Savings and money market accounts	3,232,682	48%
Time deposits less than $100,000	1,115,821	17%
Time deposits of $100,000 or over	917,259	14%

Total deposits	$6,708,949	100%

     Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $5,791,690 at December 31, 2005.
     Deposits, and particularly core deposits, have been a primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit and other funding sources ratio was 64.06% at December 31, 2005.

          All of the time deposits outstanding at December 31, 2005 mature within twelve months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.
Capital
          We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank (and, once we have more than $150 million in total assets, the company) must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
          Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the bank consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. The bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital.
          The bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.
          The bank exceeded the regulatory capital requirements at December 31, 2005 as set forth in the following table.
Analysis of Capital and Capital Ratios (Amounts in Thousands)

December 31, 2005
Tier 1 capital	$9,569
Tier 2 capital	43

Total qualifying capital	9,612

Risk-adjusted total assets (including off-balance-sheet exposures)	$10,186

Tier 1 risk-based capital ratio	93.94%
Total risk-based capital ratio	94.36%
Tier 1 leverage ratio	53.51%
Off-Balance Sheet Arrangements
          Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2005, we had issued commitments to extend credit of $2,583,117 through various types of commercial lending arrangements and standby letters of credit of $10,000.

          The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2005.

			After
			Three
		After One	Through	Greater
	Within One	Through	Twelve	Than One
	Month	Three Months	Months	Year	Total
Unused commitments to extend credit	$-0-	$-0-	$2,264,002	$319,115	$2,583,117
Letters of credit	$-0-	$-0-	$10,000	$-0-	$10,000
          We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.
Critical Accounting Policies
          We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2005 as filed with this annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions which have a material impact on the carrying value of certain assets and liabilities. These accounting policies are considered to be critical accounting policies. The judgments and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and results of operations.
          We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of the consolidated financial statements. Refer to “Provision and Allowance for Loan Losses” in this discussion for a description of our processes and methodology for determining our allowance for loan losses.
Liquidity Management and Capital Resources
          Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Without proper liquidity management, we would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities we serve.
          Liquidity management is made more complex because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. We also have the ability to obtain funds from various financial institutions should the need arise.
Impact of Inflation
          Unlike most industrial companies, the assets and liabilities of financial institutions such as the bank are primarily monetary in nature. Therefore, interest rates have a more significant effect on the bank’s performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Item 7. Financial Statements
The following consolidated financial statements are included as Exhibit 99.1 of this Report and incorporated herein by reference:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2005 and 2004
Consolidated Statements of Operations—Year Ended December 31, 2005 and for the Period From August 3, 2004 (Date of Inception) to December 31, 2004
Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Loss—Year Ended December 31, 2005 and for the Period From August 3, 2004 (Date of Inception) to December 31, 2004
Consolidated Statements of Cash Flows—Year Ended December 31, 2005 and for the Period From August 3, 2004 (Date of Inception) to December 31, 2004
Notes to Consolidated Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 8A. Controls and Procedures
          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2005.
          The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Item 8B. Other Information
          None.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
          Each person listed as a director of NorthSide Bancshares in the table below has served as a director since its inception. The directors of NorthSide Bancshares serve staggered terms, which means that one-third of the directors will be elected each year at our annual meeting of shareholders. Accordingly, our board of directors is divided into three classes, with Messrs. Wilson, Beckham, Taylor and Shropshire serving as Class I directors, Messrs. Lester, Cox, Burns and Patton serving as Class II directors, and Mrs. Doyle and Messrs. Smith, Carman, Shultz and Hix serving as Class III directors. The initial term of the Class I directors expires in 2006, the initial term of the Class II directors expires in 2007, and the initial term of the Class III directors expires in 2008. Thereafter, each director will serve for a term of three years. Our officers are appointed by our board of directors and hold office at the will of our board.

Name	Age	Position
Barry J. Adcock	35	Chief Financial Officer
Paul D. Beckham	62	Director
Glenn N. Burns	53	Director
Eldon P. Carman	51	Director
Robert J. Cox	63	Director
Sandra G. Doyle	44	Director
William B. Hix	47	Director
J. Wayne Lester	62	Director
Gregory F. Patton	45	President, Chief Executive Officer and Director
George Shropshire	68	Director
William P. Smith, Jr.	42	Director
Charles Shultz	55	Director
Marvin Taylor	81	Director
Orlando Wilson	58	Director
Richard D. Guinter	56	Chief Lending Officer
          The following is a biographical summary of each of our directors and executive officers.
          Barry J. Adcock has served as the chief financial officer of NorthSide Bancshares since February 1, 2005 and is the chief financial officer of NorthSide Bank. Mr. Adcock was born in Adairsville, Georgia in 1970 and lived there for 22 years. Mr. Adcock graduated from Adairsville High School in 1988 and then attended Kennesaw State University (KSU) where he earned his BBA degree in Accounting in 1992. Upon graduation from KSU, Mr. Adcock was employed by The Bankers Bank, Atlanta, Georgia. Over the next 12 years, Mr. Adcock served in several management positions rising to Controller in 2002. In April 2004, Mr. Adcock was appointed Vice President/ Controller of the Georgian Bank in Powder Springs, Georgia. Mr. Adcock received his designation as Certified Public Accountant from the State of Georgia in November 1998 and completed the Graduate School of Banking at Colorado in 2001. Mr. Adcock served as Youth Director for Cedar Creek Baptist Church in Adairsville, Georgia from 2002 to 2004. Mr. Adcock continues active involvement with the youth program and other civic opportunities.
          Paul D. Beckham has served as a director of NorthSide Bancshares since its inception and is a director of NorthSide Bank. Mr. Beckham attended Young Harris College from September 1961 until June of 1963, at which time he moved to Atlanta, Georgia. He received his BBA from Georgia State University in 1968, with a major in accounting. He also was a member of the United States Army Reserves from 1964 until 1970. Upon graduation from Georgia State University, Mr. Beckham was employed by Southern Airways, Inc. He left Southern Airways in 1969 and joined Turner Advertising Company as its controller. Mr. Beckham was elected a vice president of Turner in 1973 and has held several positions with Turner over the years, including VP and Controller and Senior Vice President of Finance and Administration. Mr. Beckham was involved in all major transactions of Turner during this period, including the purchase of the Atlanta Braves, the Atlanta Hawks, more than one soccer team, the formation of Cable News Network and its siblings Headline News and CNN International, the Cable Music Channel, and TNT. Mr. Beckham also was responsible for Ted Turner’s personal investments in real estate and ranches while focusing on Turner’s filings with the Securities and Exchange Commission and the Internal Revenue Service.
          In 1989, Mr. Beckham moved his focus from the corporate fiscal and administrative areas and served as President of the Goodwill Games, the entity he helped Ted Turner form to promote goodwill with the Soviet Union. Upon completion of the 1990 Goodwill Games, Mr. Beckham became President of Turner Cable Sales, Inc., a sales organization focusing on the sale of Turner products to the cable industry. In addition, Mr. Beckham served as the CEO of SportsSouth, a startup cable sports network, and several place-based services such as the Airport Channel and the Check-out Channel.
          In 1994, Mr. Beckham left Turner to form Hope Beckham, Inc. Hope Beckham, Inc. is a public relations and events company currently employing 20 persons in metropolitan Atlanta. The firm has been recognized as one of the top ten boutique public relation firms in the nation by the Paul Holmes Group in New York and was listed as the 4th largest private PR firm in Atlanta by the Atlanta Business Chronicle in 2004.
          Glenn N. Burns has served as a director of NorthSide Bancshares since its inception and is a director of NorthSide Bank. Mr. Burns is the chief meteorologist and science editor for WSB-TV’s Channel 2 Action News’ Severe Weather Team 2 in Atlanta, Georgia. He is an American Meteorological Society (the “AMS”) Certified meteorologist and appears on the 5, 6, and 11 p.m. newscasts Mondays through Fridays. Mr. Burns also hosts the Georgia State Lottery and the nationally televised Big Game drawing. Mr. Burns has been with WSB-TV since 1981. After graduating from the University of Florida with a BS in Communications and Broadcasting, Mr. Burns was the chief meteorologist and science editor for WPTV-TV in West Palm Beach, Florida from 1975 to 1978. Mr. Burns did his post-graduate work in astrophysics at the University of Minnesota and was chief meteorologist and science editor for KARE-TV in Minneapolis, Minnesota from 1978 to 1981.
          A certified meteorologist by the AMS, Mr. Burns is a member of both the national and the Atlanta chapter of the AMS. He also is a member of the Scientific Advisory Board for the Lake Allatoona Preservation Authority, and a board member of the Earth and Atmospheric Sciences Department at Georgia Tech University in Atlanta.
          Mr. Burns has had extensive experience in the science community, working on the Quasar Project at the VLA Radio Telescope in New Mexico with project manager Dr. Butler Burton from the University of Minnesota; working with Dr. Josh Wurman and his Doppler on Wheels project at the University of Oklahoma during several tornado seasons as storm chaser, radar monitor and documentarian; documenting the CAMEX Hurricane Project in Jacksonville, Florida; and assisting in development of hyper-local computer weather modeling with Atmospheric Prediction Systems in Tallahassee, Florida.
          Mr. Burns has received numerous awards from the American Red Cross, Civil Defense, Coast Guard, Associated Press Weathercaster of the Year, Best of Atlanta Magazine, Best of Cobb Magazine, Best of Gwinnett Magazine, and has been nominated for numerous Emmy Awards.
          Mr. Burns works for numerous area non-profit organizations, including The Center for Family Resources, March of Dimes, Boys and Girls Clubs, Sheltering Arms, and the YWCA. Mr. Burns is a member of St. Peter and St. Paul Episcopal Church in Marietta, Georgia.
          Eldon P. Carman has served as a director of NorthSide Bancshares since its inception and is a director of NorthSide Bank. Mr. Carman attended Tennessee at Southern Adventist University. He continued his education at Loma Linda University School of Dentistry, graduating in 1977 with his Doctor of Dental Surgery degree. He taught at Loma Linda University of School of Dentistry before doing a residency in Endodontics, which he received a Masters of Science degree in 1980. In July 1980, Mr. Carman started his endodontic practice in Austell, Georgia, where he currently practices. Mr. Carman is a member of the American Association of Endodontics and was the student representative to its Board of Directors. Mr. Carman was President of the National Association of Seventh-day Adventist Dentists in 1996. Mr. Carman has been involved with overseas dental mission work and is active in this local church. Mr. Carman resides in Adairsville, Georgia.
          Robert “Bobby” J. Cox has served as a director of NorthSide Bancshares since its inception and is a director of NorthSide Bank. Mr. Cox was born in Tulsa, Oklahoma. Upon finishing high school, Mr. Cox signed with the Los Angeles Dodgers and attended Reedley Junior College in the off season.
          Mr. Cox played with the New York Yankees in 1968 and 1969. Mr. Cox was forced to retire after the 1970 season due to injuries. Mr. Cox began his managerial career in 1971. Mr. Cox managed in the minor league until 1976, and was called back up to the major league as a coach in 1977. Ted Turner hired Mr. Cox as the Atlanta Braves Manager in 1978.

          Mr. Cox managed the Atlanta Braves through 1981, and then signed with the Toronto Blue Jays in 1982 leading them to their first American League Divisional Championship in 1985. He returned to the Atlanta Braves in 1986 as General Manager. After five years, his heart led him back to the field where he has remained, and is currently managing.
          Mr. Cox has served on the Braves Board of Directors for a number of years. He has won Manager of the Year in both the American and National Leagues, and has led the Braves to 13 consecutive National League Division Titles and one World Series Championship. He is one of the top ten “winningest” managers of all time.
          Mr. Cox resides in Marietta Georgia, but spends much of his free time in his country home located for the past 13 years in Adairsville, GA.
          Sandra G. Doyle has served as a director of NorthSide Bancshares since its inception and is a director of NorthSide Bank. Mrs. Doyle has resided in Dalton, Georgia for 22 years. Mrs. Doyle earned a BBA with a major in marketing from West Georgia College, summa cum laude, in 1983. Mrs. Doyle started AJS Outdoor Advertising in 1988 and sold all of its assets to Eller Media of Chattanooga in 1999. She served on the Board of the Outdoor Advertising Association of Georgia during this time. Mrs. Doyle served on the Board of Premier Bank for 5 years where she served on the asset/liability committee and was later appointed chairman of the marketing committee. Mrs. Doyle served on the Board of the League of Women Voters as Vice-President and is currently on the Board of Directors of the Dalton Golf and Country Club. Mrs. Doyle is currently the Vice-President of the Catfight, a women’s golf membership at the Dalton Golf and Country Club. Mrs. Doyle is active in real estate development.
          William B. Hix has served as a director of NorthSide Bancshares since its inception and is a director of NorthSide Bank. Mr. Hix has his own real estate development company WBH Contracting, Inc. which has been developing in Bartow County since 1993. Mr. Hix has developed and constructed five single family subdivisions and four multi family communities, and is currently developing two more multi family communities and twelve commercial sites. Mr. Hix is active with The Georgia Home Builders Association serving as Bartow County President in 1990 and 1994. He also served on the Board of Directors for the Home Builders Associations Executive Committee and Governmental Affairs Committee. Mr. Hix was Builder of the Year in 1995 and again in 2000 and is a lifetime Director for the Bartow County Home Builders Association. Mr. Hix has been the Chairman of the Bartow County Planning and Zoning Board since 1999 and overall member since 1993. Mr. Hix also serves on the Variance Board for Bartow County and is an active member of the Chamber of Commerce. Mr. Hix is a member of the Trinity United Methodist Church in Cartersville, Georgia.
          J. Wayne Lester has served as a director of NorthSide Bancshares since its inception and is a director of NorthSide Bank. Mr. Lester enlisted in the United States Marine Corp in 1963 and was honorably discharged in 1967. He attended Georgia State College and was granted a BBA in 1968. He also attended the Georgia Institute of Technology and did post graduate studies at Georgia State. Mr. Lester received his designation as a Certified Public Accountant from the State of Georgia in May 1971. He has over 25 years experience in the accounting and financial management field. After a four-year tenure with a national CPA firm, Mr. Lester was employed as the corporate controller of manufacturing companies in Tucker and Calhoun, Georgia. In 1985, he opened his CPA practice. His clients consist of small and medium size businesses from a wide variety of industries and individuals. He has served his profession through the American Institute of CPAs and the Georgia Society of CPAs. Mr. Lester has been actively involved in his community and has been a member of the Cherokee County Chamber of Commerce since 1988. He has served his community through involvement in numerous business, civic and benevolent organizations such as the Rotary, United Way, Woodstock Business Association and others. Mr. Lester is a public speaker presenting a variety of programs addressing business, tax, leadership and personal development topics.
          Gregory F. Patton has served as chief executive officer, president and director of NorthSide Bancshares since its inception and is a director of NorthSide Bank. Mr. Patton has resided in Rome, Georgia for 23 years. He earned a BBA from Georgia State University in 1987, and continued his education at the Georgia Banking School of the University of Georgia and the Graduate School of Banking at Louisiana State University. Mr. Patton is currently enrolled at West Georgia University where he is working on a Masters of Business Education. Mr. Patton has over 26 years of experience in business development and financial management. He served as the President of the National Bank of Commerce before resigning to help form NorthSide Bank. From February 2001 through October 2004, the National Bank of Commerce, under Mr. Patton’s leadership grew its loan portfolio from $38million to $70million and its deposits from $40million to $70million. Mr. Patton is active in the community and is Chairman Elect of the Cartersville/Bartow County Chamber of Commerce. Mr. Patton has previously served as Chairman of the Governmental Affairs Committee of the Chamber of Commerce, on the Board of Directors, on the Steering Committee for Leadership Bartow County and also in numerous other capacities. Mr. Patton also served as Program Chair for Leadership Georgia in 2003. Other civic activities include, Advisory Board North Georgia Water District 2002-2004, the executive Board North Georgia Water Partnership 2002-2004, Board of Directors Georgia Chamber of Commerce 2003-2004, Board for the Georgia School Council, Treasurer and Board for the Lake Allatoona Preservation Authority 1999-2004, Board of Directors American Red Cross, Executive Board of Directors and Treasurer Cartersville/Bartow College Foundation, and President of the United Way.
          George Shropshire has served as a director of NorthSide Bancshares since February 8, 2005, and is a director of NorthSide Bank. Mr. Shropshire was born in Cartersville, Georgia in 1938. He attended Cartersville Schools and graduated from Riverside Military Academy in Gainesville, Georgia. Mr. Shropshire attended Young Harris College and graduated from Atlanta Law School in 1961. In 1965, Mr. Shropshire took over management of the family road construction and real estate businesses. In 1967, he was appointed as a Director of The First National Bank of Cartersville, serving twenty-one years through three mergers which ended with Wachovia Bank. Mr. Shropshire served as a Director and major stockholder of Taylorsville Bank until its sale in 1972. Mr. Shropshire also served as a Director and major stockholder of the Bank of Acworth until its sale to Regions Bank. Mr. Shropshire served as a Director of Bartow County Bank from 1988 through 2004. With his three sons assuming control of Bartow Paving Company, Inc. Mr. Shropshire has retired from the family road construction business. Mr. Shropshire is active in the development of residential and commercial real estate, including a 450 home subdivision in Cartersville. A lifelong member of Sam Jones Memorial United Methodist Church, Mr. Shropshire served on the Board of Trustees and Financing Committee. Mr. Shropshire is a member of the Cartersville Country Club and Founding Member of the Sea Island Club.
          William P. Smith, Jr. has served as a director of NorthSide Bancshares since its inception and is a director of NorthSide Bank. Mr. Smith has lived in Adairsville, Georgia since August 1963. Upon his graduation from high school, Mr. Smith attended Berry College in Rome, Georgia where he earned a degree in Animal Science and Business. Following his graduation, Mr. Smith become involved in the cattle business on a part time basis and performed general contracting services focusing primarily upon the agriculture sector. Eventually, the cattle business became Mr. Smith’s full time career and he began purchasing feeder cattle in the southeastern United States and marketing these cattle to large cattle feeding companies in Texas, Oklahoma, and Kansas. Mr. Smith’s company is South to West Land and Cattle Company and provides its service in Georgia and in the panhandle of Texas. This company has grown from 400 head of cattle annually in 1993 to 20,000 head of cattle annually in 2004. South to West Land and Cattle Company also farms 1200 acres of wheat for grain. Mr. Smith is a member of the Adairsville Church of Christ. Mr. Smith served on the advisory board for United Community Bank of Adairsville for 6 years.
          Charles “Chuck” Shultz has served as a director of NorthSide Bancshares since its inception and is a director of NorthSide Bank. Mr. Shultz is a 1972 graduate of the School of Business at Miami University Oxford, Ohio. The majority of Mr. Shultz’s working career has been spent in the entertainment industry. He began as an accounting manager of a group owned television station in Toledo, Ohio, progressed to become the business manager for that same group’s radio and television stations in Columbia, South Carolina and subsequently accepted a position in Atlanta as a financial vice president of a radio group. In 1979, Mr. Shultz began a 22 year career at Turner Broadcasting System when he became controller of SuperStation TBS. His responsibilities later grew to include financial accounting and budgeting oversight of the company’s advertising sales division, its programs sales division and its entertainment and sports programming division. In 1984, Mr. Shultz was named a vice president of TBS. During the following years, Mr. Shultz traveled extensively working with TBS’s programming and production partners in the United States, Europe and the former Soviet Union structuring and negotiating production and distribution arrangements. Mr. Shultz played a key financial and business management role in both the 1986 Moscow Goodwill Games and the subsequent 1990 Seattle Goodwill Games. Beginning in the late 1980’s, Mr. Shultz became increasingly involved with music business affairs and by the mid 1990’s, this had become his central responsibility. In 2001, Mr. Shultz retired from Turner Broadcasting. He has continued to remain active as a business consultant and the owner of an automobile collision repair facility in Alpharetta, Georgia which he started in 2002. Over the years, Mr. Shultz has been active in a number of professional organizations including serving as chairman of the cable committee of the Broadcasting/Cable Financial Management Association and as a director of the Atlanta chapter of the Institute of Management Accounting.
          Marvin Taylor has served as a director of NorthSide Bancshares since February 8, 2005 and is a director of NorthSide Bank. Mr. Taylor was born in Plainville, Georgia, in Gordon County. After graduating from Plainville High School, he entered North Georgia College in Dahlonega. His college education was interrupted in 1943 when he entered the Army Air Corps as an aviation cadet. Mr. Taylor completed the fighter pilot training program and served during

World War II until his honorable discharge in 1946. Mr. Taylor was released from the Air Force reserve with the rank of Captain. After working a short time as a commercial pilot and flight instructor, Marvin entered the field of education. Mr. Taylor worked as a high school math and science teacher and served as principal for three years at his alma mater of Plainville High School. He was director of training in a private school of business administration, a position he held for five years. Still in an administrative capacity, Marvin assumed the responsibility as administrator of the Gordon County Hospital in Calhoun, Georgia for eight years. In 1965, Mr. Taylor entered the field of banking, becoming managing officer of Calhoun Federal Savings and Loan in Calhoun. In 1969, he joined The Calhoun First National Bank as an assistant vice president and was appointed president in 1980. He left Calhoun First National in early 1985 to serve as a financial and business consultant to Bio Tech, a medical subsidiary of Southeastern Pathology in Rome, Georgia. He then decided to re-enter the banking field, and Mr. Taylor became the chief organizer and Chairman of Georgia Bank and Trust in Calhoun. During his banking career, he pursued graduate studies at Georgia State University and various other institutions including the Senior Bank Officers Program at the Graduate School of Business at Harvard University. Marvin retired from banking in 1996. Mr. Taylor has served as chairman of the Gordon County Board of Education, President of the Calhoun Rotary Club, Calhoun-Gordon County Chamber of Commerce and other endeavors. He has served as a member of the Calhoun-Gordon County Airport Authority for more than 20 years. Mr. Taylor is a member of Belmont Baptist Church.
          Orlando Wilson has served as a director of NorthSide Bancshares since its inception and is the chairman of NorthSide Bank. Mr. Wilson has been a resident of Adairsville, Georgia for the past five years. Early in his career, Mr. Wilson became involved in land development and the construction industry. Beginning in 1975, the focus of Mr. Wilson’s career turned to mass media pursuits including print media, television production, talent, management and hosting television programs. From 1975 through 1980 he was the publisher of two outdoor magazines. Following that, Mr. Wilson went on to host his own local and later national fishing program. The program ran until 2000, when he retired as a television personality. During his years in media Mr. Wilson also formed and managed his own production company which produced and sold airtime in his program and other outdoor programs. Mr. Wilson sold his production company to a national cable television network in 1996. During the same period Mr. Wilson also founded and managed a talent agency for sport fishing personalities. Following the sale of his television production company and his retirement from the entertainment industry, Mr. Wilson turned his full time attention to real estate investment and land development. Among other projects, he is presently developing an upscale residential subdivision in Adairsville as well as an industrial park adjacent to the Interstate 75 / Georgia Route 140 interchange. In 1988, Mr. Wilson played an instrumental role in the organization of the Bank of North Georgia. He continued to be involved with that institution as a director until it was sold in 1999. In addition to his substantial business experience, Mr. Wilson is a well recognized person in the community and has been heavily involved with local, state and national organizations such as the Georgia Special Olympics, the Leukemia Society, the Cancer Society, the Spina Bifida Society, the Dream Come True Organization and the Fish American Foundation.
          Richard D. Guinter has served as the chief Lending officer of NorthSide Bancshares since August 1, 2005 and is the chief lending officer of NorthSide Bank. He was born in Baldwin, New York in 1949. In 1972 he graduated from Wake Forest University with a BBA in Finance. Upon graduation Mr. Guinter began his banking career at First National Bank of Atlanta. Mr. Guinter spent the next 23 years in the areas of commercial lending and commercial credit with various banking institutions in the Atlanta, Georgia market, including National Bank of Georgia, Bank South, First Union National Bank and Georgia Federal Bank. In 1994, Mr. Guinter and his family moved to Calhoun, Georgia, where he accepted a position as President of Calhoun First National Bank. In 1995, Mr. Guinter left Calhoun First National to develop a residential subdivision in Calhoun. In 1996, Mr. Guinter reentered banking as SVP/Area Credit Officer for Amsouth Bank in Chattanooga, Tennessee, a position he held until 2000 when he was appointed Amsouth City President for Calhoun and Dalton, eventually to include Lafayette and Ft. Oglethorpe. In 2004, Mr. Guinter accepted a newly created position with Amsouth Bank of SVP and Commercial Real Estate lender covering northwest Georgia and southeast Tennessee. On May 31, 2005, Mr. Guinter took early retirement from Amsouth Bank. Mr. Guinter has served as the campaign chairman and president of the Calhoun/Gordon County United Way, board member and finance head of the Gordon County Arts Council, member of the finance committee of the Calhoun First United Methodist Church, Rotarian, board of Trustees for Dalton College, and board of trustees for the Whitfield Healthcare Foundation.
          We do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934. Therefore, our directors, executive officers, promoters and control persons are not required to comply with Section 16(a) of the Exchange Act.

Audit Committee Financial Expert
          Our audit committee has 6 members, Wayne Lester, Chairman, Chuck Shultz, Bobby Cox, Paul Beckham, Sandra Doyle and Marvin Taylor. None of the current members of the audit committee nor any other member of our board qualified as an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission. As a relatively small public company, it is difficult to identify potential qualified candidates that are willing to serve on our board and otherwise meet our requirements for service. At the present, we do not know if or when we will appoint a new board member that qualifies as an audit committee financial expert. Although none of our audit committee members qualify as “financial experts” as defined in the SEC rules, each of our members has made valuable contributions to the company and its shareholders as members of the audit committee. The board has determined that each member is fully qualified to monitor the performance of management, the public disclosures by the company of its financial condition and performance, our internal accounting operations and our independent auditors.
Code of Ethics
          We expect all of our employees to conduct themselves honestly and ethically, particularly in handling actual and apparent conflicts of interest and providing full, accurate and timely disclosure to the public. Although we have not adopted a formal code of ethics that applies to our senior executive officers, we are developing a code that we expect will be approved by our board of directors in the near future.
Item 10. Executive Compensation
          The following table shows the compensation we paid to our Chief Executive Officer and President for the year ended December 2005. None of our other executives earned total annual compensation, including salary and bonus, in excess of $100,000 in 2005.

Long Term
Compensation
Awards
						Number of
						Securities
				Other Annual		Underlying
Name and Principal Position	Year	Salary		Compensation		Options
Gregory F. Patton, President and Chief Executive Officer	2005	$165,000		$9,600	(1)	52,500
	2004	$20,625	(2)	$1,200	(1)(2)

(1)	Represents and automobile allowance of $800 per month

(2)	Represents the period November 15, 2004 to December 31, 2004
Options Grants In Last Fiscal Year
          The following table sets forth information concerning the options to purchase shares of our common stock that Mr. Patton and the other executive officers are entitled to receive as of December 31, 2005.

		Percent of
	Number of	Total Options
	Securities	Granted to
	Underlying	Directors and	Exercise or
	Options	Employees in	Base Price	Expiration
	Granted (#)	Fiscal Year	($/SH)	Date
Gregory F. Patton, President and Chief Executive Officer	52,500	11%	$10.00	9/26/2015
Richard D. Guinter, Chief Lending Officer	30,000	6%	$10.00	9/26/2015
Barry J. Adcock, Chief Financial Officer	15,000	3%	$10.00	9/26/2015

Aggregated Option Exercise and Year-end Option Values
          During 2005, none of the named executives exercised stock options. The following table provides information regarding the value of all unexercised warrants held by Mr. Patton and other executive officers at December 31, 2005.

	Number of Unexercised Securities		Value of Unexercised In-the-Money
	Underlying Options at Fiscal year End (#)		Options at Fiscal Year End ($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Gregory F. Patton	-0-	52,500	-0-	-0-
Richard D. Guinter	-0-	30,000	-0-	-0-
Barry J. Adcock	-0-	15,000	-0-	-0-

1.	There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock. We are not aware of any trades following the termination of the offering in which we sold shares for $10.00 per share.
Employment Agreements
          Gregory F. Patton. Effective November 15, 2004, we entered into an employment agreement with Gregory F. Patton regarding Mr. Patton’s employment as president and chief executive officer of NorthSide Bank and NorthSide Bancshares. The agreement provides for Mr. Patton to receive a base salary of $165,000 per year, subject to annual increases in an amount determined by our board of directors. The agreement also grants Mr. Patton stock options to purchase up to 52,500 shares of our common stock with 20% of the shares vesting on the last day of each of the first five fiscal years of the bank. Mr. Patton will also receive an automobile allowance of $800 per month and initiation fees and monthly dues for social clubs and civic clubs approved by our board of directors.
          The agreement commenced on November 15, 2004, and continues for a period of three years. At the end of the initial term of the agreement, and at the end of each year thereafter, the agreement will be extended for successive three-year periods unless either party notifies the other of his or its intent not to extend the agreement. Employment may be terminated:
•	by NorthSide Bank for cause (as defined in the employment agreement);

•	by Mr. Patton if NorthSide Bank breaches any material provision of the employment agreement;

•	by NorthSide Bank or NorthSide Bancshares if the effort to organize NorthSide Bank is abandoned;

•	by Mr. Patton upon 30 days’ notice; or

•	upon Mr. Patton’s death or disability.
          If the employment of Mr. Patton is terminated for cause by NorthSide Bancshares or NorthSide Bank, Mr. Patton will be prohibited from competing with NorthSide Bank or soliciting its customers or employees within a 30-mile radius of NorthSide Bank’s main office and any branch office of NorthSide Bank for a period of two years after the date of termination. In the event Mr. Patton is terminated without cause, the two year restriction above shall be reduced to six months.
          Under the terms of this agreement, if Mr. Patton is terminated without cause or if, following a change in control, (i) the agreement is terminated, (ii) there is a reduction in Mr. Patton’s current base salary, (iii) a reduction of more than 10% in his performance based compensation or (iv) if Mr. Patton is required to work in any location more than 35 miles from our main office, then Mr. Patton will be entitled to severance compensation equal to his compensation for the previous year.
          Barry J. Adcock. Effective February 1, 2005, we entered into an employment agreement with Barry Adcock regarding Mr. Adcock’s employment as chief financial officer of NorthSide Bank and NorthSide Bancshares. The agreement provides for Mr. Adcock to receive a base salary of $100,000 per year, subject to annual increases in an amount determined by our board of directors. The agreement also grants Mr. Adcock stock options to purchase 15,000 shares of our common stock with 20% of the shares vesting on the last day of each of the first five fiscal years of the bank. Mr. Adcock will also receive initiation fees and monthly dues for social clubs and civic associations approved by our board of directors.
          The agreement commenced on February 1, 2005 and continues for a period of three years. At the end of the initial term of the agreement, and at the end of each year thereafter, the agreement will be extended for successive three-year periods unless either party notifies the other of his or its intent not to extend the agreement. Employment may be terminated:
•	by NorthSide Bank for cause (as defined in the employment agreement);

•	by Mr. Adcock if NorthSide Bank breaches any material provision of the employment agreement;

•	by NorthSide Bank or NorthSide Bancshares if the effort to organize NorthSide Bank is abandoned;

•	by Mr. Adcock upon 30 days’ notice; or

•	upon Mr. Adcock’s death or disability.
          If the employment of Mr. Adcock is terminated for cause by NorthSide Bancshares or NorthSide Bank, Mr. Adcock will be prohibited from competing with NorthSide Bank or soliciting its customers or employees within a 30-mile radius of NorthSide Bank’s main office and any branch office of NorthSide Bank for a period of two years after the date of termination. In the event Mr. Adcock is terminated without cause, the two year restriction above shall be reduced to six months.
          Under the terms of this agreement, if Mr. Adcock is terminated without cause or if, following a change in control, (i) the agreement is terminated, (ii) there is a reduction in Mr. Adcock’s current base salary, (iii) a reduction of more than 10% in his performance based compensation or (iv) if Mr. Adcock is required to work in any location more than 35 miles from our main office, then Mr. Adcock will be entitled to severance compensation equal to his compensation for the previous year.
          Richard D. Guinter. Effective August 1, 2005, we entered into an employment agreement with Richard D. Guinter regarding Mr. Guinter’s employment as chief lending officer of NorthSide Bank and NorthSide Bancshares. The agreement provides for Mr. Guinter to receive a base salary of $125,000 per year, subject to annual increases in an amount determined by our board of directors. The agreement also grants Mr. Guinter stock options to purchase up to 30,000 shares of our common stock with 33 1/3% of the shares vesting on the last day of each of the first three fiscal years of the bank. Mr. Patton will also receive an automobile allowance of $550 per month and initiation fees and monthly dues for social clubs and civic clubs approved by our board of directors.
          The agreement commenced on August 1, 2005, and continues for a period of three years. At the end of the initial term of the agreement, and at the end of each year thereafter, the agreement will be extended for successive three-year periods unless either party notifies the other of his or its intent not to extend the agreement. Employment may be terminated:
•	by NorthSide Bank for cause (as defined in the employment agreement);

•	by Mr. Guinter if NorthSide Bank breaches any material provision of the employment agreement;

•	by NorthSide Bank or NorthSide Bancshares if the effort to organize NorthSide Bank is abandoned;

•	by Mr. Guinter upon 30 days’ notice; or

•	upon Mr. Guinter’s death or disability.

          If the employment of Mr. Guinter is terminated for cause by NorthSide Bancshares or NorthSide Bank, Mr. Guinter will be prohibited from competing with NorthSide Bank or soliciting its customers or employees within a 30-mile radius of NorthSide Bank’s main office and any branch office of NorthSide Bank for a period of two years after the date of termination. In the event Mr. Guinter is terminated without cause, the two year restriction above shall be reduced to six months.
          Under the terms of this agreement, if Mr. Guinter is terminated without cause or if, following a change in control, (i) the agreement is terminated, (ii) there is a reduction in Mr. Guinter’s current base salary, (iii) a reduction of more than 10% in his performance based compensation or (iv) if Mr. Guinter is required to work in any location more than 35 miles from our main office, then Mr. Guinter will be entitled to severance compensation equal to his compensation for the previous year.
Director Compensation
          Our bylaws permit our directors to receive reasonable compensation as determined by a resolution of the Board of Directors. We did not pay any directors’ fees during the last fiscal year. However, we may, pursuant to our bylaws, begin to compensate our directors at some time in the future.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
          The following table shows how much of our common stock is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 24, 2006. In addition, each organizer is entitled to receive a warrant to purchase one share of common stock at a purchase price of $10.00 per share for every share purchased by that organizer in the offering, or 360,000 shares. The warrants, which are represented by separate warrant agreements, vest on each of the first three anniversaries of the bank’s opening for business and are exercisable in whole or in part during the ten year period following that date.

	Amount and Nature of
	Beneficial	Percentage of
Name	Ownership(1)	Class
Barry J. Adcock	5,887	<1%

Paul D. Beckham	25,000	1.67%

Glenn N. Burns	25,000	1.67%

Eldon P. Carman	25,000	1.67%

Robert J. Cox	25,000	1.67%

Sandra G. Doyle	25,000	1.67%

Richard D. Guinter	—	—

William B. Hix	25,000	1.67%

J. Wayne Lester	25,000	1.67%

Gregory F. Patton	7,300	<1%

George Shropshire	25,000	1.67%

William P. Smith, Jr.	25,000	1.67%

Charles Shultz	25,000	1.67%

Marvin Taylor	15,000	1.00%

Orlando Wilson	95,000	6.33%

All directors and executive officers/a group (14 persons)	373,187	24.88%

(1)	Includes shares for which the named person:

	•	has sole voting and investment power,

	•	has shared voting and investment power with a spouse or other person, or

	•	holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.
The table does not include shares that may be acquired by exercising options or warrants because no options or warrants are exercisable within the next 60 days.
Equity Compensation Plan Information
          The following table sets forth information for the equity compensation plans of the Company as of December 31, 2005.

	Number of Securities to be		Number of securities
	issued upon exercise of	Weighted average exercise	remaining available for
	outstanding options,	price of outstanding options,	future issuance under equity
	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by securityholders	-0-	-0-	-0-

Equity compensation plans not approved by security-holders	469,500 (1)	$10.00/share	160,500

(1)	Includes (i) 109,500 shares under our 2005 stock option plan, which will be presented to shareholders for approval at the 2006 annual meeting; and (ii) warrants to purchase 360,000 shares granted to our directors in our initial public offering. The exercise price for the options and warrants is $10.00 per share. The options are exercisable in either three or five equal installments beginning on September 26, 2006 and expire on September 26, 2015.
Item 12. Certain Relationships and Related Transactions
          We enter into banking and other transactions in the ordinary course of business with our directors, and officers and their affiliates. It is our policy that these transactions be on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We do not expect these transactions to involve more than the normal risk of collectibility or present other unfavorable features to us. Loans to individual directors and officers must also comply with our bank’s lending policies, regulatory restrictions, and statutory lending limits, and directors with a personal interest in any loan application will be excluded from the consideration of such loan application. We intend for all of our transactions with organizers or other affiliates to be on terms no less favorable than could be obtained from an unaffiliated third party and to be approved by a majority of our disinterested directors.
          We purchased the land on which we are currently constructing our Adairsville banking facility from our Chairman, Orlando Wilson. The purchase price for this property was $1,000,000 payable in 95,000 shares of common stock and $50,000 in cash. We received two appraisals on the land from Robert Connor & Company, Inc. and S. Hue Brannen CCIM for $1,115,000 and $1,200,000, respectively. Based on these appraisals and the directors’ knowledge of the real estate market in the Adairsville area, the board of directors concluded that the transaction was fair to all parties involved.

Item 13. Exhibits
The following documents are filed as part of this report:

3.1	Articles of Incorporation of the Company (incorporated by reference as Exhibit 3.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-123386).

3.2	Bylaws of the Company (incorporated by reference as Exhibit 3.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-123386).

4.1	Form of certificate of common stock (incorporated by reference as Exhibit 3.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-123386).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of holders of Common

10.1	Employment Agreement, dated as of November 15, 2004, by and among NorthSide Bank, the organizers of NorthSide Bancshares, Inc. and Gregory F. Patton (incorporated by reference as Exhibit 10.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-123386)

10.2	Employment Agreement, dated as of August 1, 2005, by and among NorthSide Bank, the organizers of NorthSide Bancshares, Inc. and Richard D. Guinter

10.3	NorthSide Bancshares, Inc. 2005 Stock Option Plan (incorporated by reference as Exhibit 10.3 to the Company’s Form SB-2 filed with the SEC, File No. 333-123386).

10.3.1	Form of Incentive Option Agreement (incorporated by reference as Exhibit 10.3.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-123386).

10.3.2	Form of Non-Qualified Option Agreement (incorporated by reference as Exhibit 10.3.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-123386).

10.4	Employment Agreement, dated as of February 1, 2005, by and among NorthSide Bancshares, Inc., NorthSide Bank and Barry J. Adcock (incorporated by reference as Exhibit 10.6 to the Company’s Form SB-2 filed with the SEC, File No. 333-123386)

10.5	Land Purchase Agreement dated December 1, 2004, as amended on February 16, 2005, by and between Orlando Wilson and NorthSide Bank (incorporated by reference as Exhibit 10.7 to the Company’s Form SB-2 filed with the SEC, File No. 333-123386)

21	Subsidiaries of the Company

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

99.1	Financial Statements
Item 14. Principal Accountant Fees and Services
Independent Registered Public Accounting Firm
     Porter Keadle Moore, LLP was our accounting firm during the fiscal year ended December 31, 2005. The board of directors has recommended Porter Keadle Moore, LLP to continue as our independent registered public accounting firm for the fiscal year ending December 31, 2006. A representative of Porter Keadle Moore, LLP will be present at the annual meeting and will be available to respond to appropriate questions and will have the opportunity to make a statement if he or she desires to do so. The following table shows the fees that we paid for services performed in fiscal year ended December 31, 2005:

Year Ended
December 31, 2005
Audit Fees	$29,411
Audit-Related Fees	-0-
Tax Fees	-0-
All Other Fees	-0-

Total	$29,411

Porter Keadle Moore, LLP did not provide any services for the Company in 2004.
Audit Fees. This category includes aggregate fees billed or to be billed for professional services rendered by Porter Keadle Moore, LLP for the audit of the Company’s annual consolidated financial statements, review of the annual report on Form

10-KSB and for the limited reviews of quarterly condensed consolidated financial statements included in periodic reports on Form 10-QSB filed with the SEC.
Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, during the fiscal year ended December 31, 2005.
Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of federal and state income tax returns for the company and its subsidiaries.
All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the fiscal year 2005.
Oversight of Accountants; Approval of Accounting Fees. The board of directors approves an annual budget for professional audit fees that includes all fees paid to the independent auditors.

SIGNATURES
          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHSIDE BANCSHARES, INC.

Date: March 29, 2006	By:	/s/ Gregory F. Patton

Gregory F. Patton
President and Chief Executive Officer
          In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Gregory F. Patton Gregory F. Patton	President, Chief Executive Officer and Director, (principal executive officer)	March 29, 2006

/s/ Barry J. Adcock Barry J. Adcock	Chief Financial Officer, (principal financial and accounting officer)	March 29, 2006

/s/ Paul D. Beckham Paul D. Beckham	Director	March 29, 2006

/s/ Glenn N. Burns Glenn N. Burns	Director	March 29, 2006

/s/ Eldon P. Carman Eldon P. Carman	Director	March 29, 2006

/s/ Robert J. Cox Robert J. Cox	Director	March 29, 2006

/s/ Sandra G. Doyle Sandra G. Doyle	Director	March 29, 2006

/s/ William B. Hix William B. Hix	Director	March 29, 2006

/s/ J. Wayne Lester J. Wayne Lester	Director	March 29, 2006

/s/ George Shropshire George Shropshire	Director	March 29, 2006

/s/ William P. Smith, Jr. William P. Smith, Jr.	Director	March 29, 2006

/s/ Charles Shultz Charles Shultz	Director	March 29, 2006

/s/ Marvin Taylor Marvin Taylor	Director	March 29, 2006

/s/ Orlando Wilson Orlando Wilson	Director	March 29, 2006

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation of the Company (incorporated by reference as Exhibit 3.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-123386).

3.2	Bylaws of the Company (incorporated by reference as Exhibit 3.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-123386).

4.1	Form of certificate of common stock (incorporated by reference as Exhibit 3.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-123386).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of holders of Common

10.1	Employment Agreement, dated as of November 15, 2004, by and among NorthSide Bank, the organizers of NorthSide Bancshares, Inc. and Gregory F. Patton (incorporated by reference as Exhibit 10.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-123386)

10.2	Employment Agreement, dated as of August 1, 2005, by and among NorthSide Bank, the organizers of NorthSide Bancshares, Inc. and Richard D. Guinter

10.3	NorthSide Bancshares, Inc. 2005 Stock Option Plan (incorporated by reference as Exhibit 10.3 to the Company’s Form SB-2 filed with the SEC, File No. 333-123386).

10.3.1	Form of Incentive Option Agreement (incorporated by reference as Exhibit 10.3.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-123386).

10.3.2	Form of Non-Qualified Option Agreement (incorporated by reference as Exhibit 10.3.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-123386).

10.4	Employment Agreement, dated as of February 1, 2005, by and among NorthSide Bancshares, Inc., NorthSide Bank and Barry J. Adcock (incorporated by reference as Exhibit 10.6 to the Company’s Form SB-2 filed with the SEC, File No. 333-123386)

10.5	Land Purchase Agreement dated December 1, 2004, as amended on February 16, 2005, by and between Orlando Wilson and NorthSide Bank (incorporated by reference as Exhibit 10.7 to the Company’s Form SB-2 filed with the SEC, File No. 333-123386)

21	Subsidiaries of the Company

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

99.1	Financial Statements